Form 10-Q
period 1996-03-31
SOMATOGEN INC
filed 1996-05-15
CIK 818594

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

                                (Mark one)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
March 31, 1996.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to _____.
                          Commission File Number
                                 0-19423

                             SOMATOGEN, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                                   84-0991858
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  2545 Central Ave., Boulder, CO                           80301
 (Address of principal executive offices)              (Zip Code)
Registrant's telephone number, including area code:  (303) 440-9988

  Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock $.001 par value
                          (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
        Yes  /X/                                      No /  /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                     20,652,976
          Class                         Outstanding at May 13, 1996


Somatogen, the Somatogen logo and Optro(TM) are trademarks of the Company. All other brand names or trademarks appearing in this 10-Q are the property of their respective holders.

INDEX
SOMATOGEN, INC.








PART I.    FINANCIAL INFORMATION                              PAGE NO.

  Consolidated Balance Sheet -
      March 31, 1996 and June 30, 1995......................    3-4

  Consolidated Statement of Operations-
      for the three and nine-month periods ended March 31, 1996
      and 1995 and the period from July 10, 1985 (inception) to
      March 31, 1996........................................     5

  Consolidated Statement of Cash Flows -
      for the nine-month periods ended March 31, 1996 and
      1995 and the period from July 10, 1985 (inception) to
      March 31, 1996........................................    6-7

  Notes to Consolidated Financial Statements................    8-10

  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................   11-16

PART II.    OTHER INFORMATION...............................    17

SIGNATURES..................................................    18

PART I. FINANCIAL INFORMATION
SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)

ASSETS                                                    March 31,         June 30,
                                                            1996              1995
                                                        -----------        ----------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents ........................   $26,181            $26,376
    Short-term investments............................    33,429             11,533
    Receivable from Lilly.............................     1,558              1,130
    Other receivables.................................       749                470
    Prepaid expenses and other current assets.........       241                429
                                                         -------            -------
          Total current assets........................    62,158             39,938
Property and equipment, at cost, net of
      accumulated depreciation and amortization.......     3,615              3,885
Assets held for sale..................................     6,817              7,407
Other assets..........................................       924                650
                                                         -------            -------
                                                         $73,514            $51,880
                                                         =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..................................   $ 1,820            $ 1,463
    Accrued payroll...................................       897                844
    Payable to Lilly..................................     1,888                100
    Other accrued liabilities.........................       523                577
    Current portion of long-term debt.................       401                777
    Current portion of capital lease obligations......       231                 88
                                                         -------            -------
        Total current liabilities.....................     5,760              4,149
Long-term debt........................................        --                200
Capital lease obligations, less current portion.......        13                170
                                                         -------            -------
        Total liabilities.............................     5,773              4,519
                                                         -------            -------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEET (continued)
(In thousands, except share and per share amounts)

                                                         March 31,           June 30,
                                                            1996              1995
                                                        -----------        ----------
                                                        (unaudited)
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares
        authorized at March 31, 1996,
        no shares issued or outstanding...............          --              --
    Common stock, $.001 par value; 35,000,000 shares
        authorized, 20,636,373 and 18,552,021 shares
        issued and outstanding at March 31, 1996 and
        June 30, 1995, respectively...................          21              18
    Additional paid-in capital........................     204,133         170,268
    Deficit accumulated during the development stage..    (136,068)       (122,925)
    Deferred compensation related to grant of options.        (345)             --
                                                          --------        --------
        Total stockholders' equity....................      67,741          47,361
                                                          --------        --------
                                                          $ 73,514        $ 51,880
                                                          ========        ========










See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

                                                Three-months ended       Nine-months ended        Period From
                                                    March 31,               March  31,           July 10, 1995
                                               --------------------     --------------------    (inception) to
                                                 1996         1995        1996         1995      March 31, 1996
                                                 ----         ----        ----         ----      --------------
Revenue:
    Technology disclosure and license fees...  $    --    $      --   $       --    $      --      $  4,904
    Research and development grants
        and contracts........................       --           --           --           --         1,684
                                              --------    ---------    ---------    ---------      --------
            Total revenue....................       --           --           --           --         6,588
                                              --------    ---------    ---------    ---------      --------
Operating expenses:
    Research and development.................    5,199        4,641       14,559       14,070        96,062
    Reimbursements from Lilly................   (1,548)        (987)      (4,081)      (2,056)       (8,203)
    Reimbursements to Lilly..................    1,497           --        2,137           --         2,237
                                              --------    ---------    ---------    ---------      --------
    Research and development, net............    5,148        3,654       12,615       12,014        90,096
    General, administrative and marketing....    1,043        1,004        3,029        3,329        26,646
    Writedown of manufacturing
        facility assets......................       --            --          --           --        29,194
                                              --------    ---------    ---------    ---------      --------
            Total operating expenses.........    6,191        4,658       15,644       15,343       145,936
                                              --------    ---------    ---------    ---------      --------
    Operating loss...........................   (6,191)      (4,658)     (15,644)     (15,343)     (139,348)
    Interest and other income, net...........      807          570        2,501        1,653         8,198
                                              --------    ---------    ---------    ---------      --------
    Loss from continuing operations..........   (5,384)      (4,088)     (13,143)     (13,690)     (131,150)
Discontinued operations:
    Loss from operations of subsidiary.......       --           --           --           --        (1,225)
    Gain on sale of subsidiary...............       --           --           --           --           300
                                              --------    ---------    ---------     --------      --------
    Net loss................................. $ (5,384)    $ (4,088)   $ (13,143)    $(13,690)    $(132,075)
                                              ========    =========    =========     ========      ========
    Net loss per share....................... $  (0.26)    $  (0.22)   $   (0.66)    $  (0.75)
Shares used in calculating
    per share data                          20,630,000   18,404,000   19,977,000   18,185,000
                                            ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Nine-months ended         July 10, 1985
                                                                    March 31,             (inception) to
                                                                 1996         1995        March 31, 1996
                                                                 ----         ----        --------------
Cash flows provided by (used in) operating activities:
    Net loss...............................................     $(13,143)   $(13,690)      $(132,075)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization......................        1,523       1,910          14,362
        Stock compensation expense.........................          250         133             794
        Writedown of manufacturing facility assets.........           --          --          29,194
    Changes in assets and liabilities:
        Receivables........................................         (707)        (63)         (2,145)
        Prepaid expenses and other current assets..........          188        (187)           (216)
        Other assets.......................................         (331)       (175)         (1,488)
        Accounts payable and accrued liabilities...........        2,144      (1,356)          5,279
        Other, net.........................................           (9)          6             322
                                                                --------     --------        --------
          Net cash used in operating activities............      (10,085)    (13,422)        (85,973)
                                                                --------     --------        --------
Cash flows provided by (used in) investing activities:
    Purchase of short-term investments.....................      (64,357)    (23,020)       (246,595)
    Proceeds from sale of short-term investments...........       42,461      39,252         213,166
    Purchases of property and equipment....................       (1,192)     (1,671)        (21,438)
    Proceeds from sale of property and equipment...........          595       1,375           2,402
    Additions to deferred facility cost, net of transfers..           --          --          (4,216)
    Additions to construction-in-progress..................           --          --         (18,956)
    Equipment deposits.....................................           --          --          (3,423)
    Proceeds from sale of subsidiary.......................           --          --             431
                                                                --------     --------       ---------
        Net cash provided by (used in)
          investing activities.............................      (22,493)      15,936        (78,629)
                                                                --------     --------       --------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Nine-months ended         July 10, 1985
                                                                    March 31,             (inception) to
                                                                 1996         1995        March 31, 1996
                                                                 ----         ----        --------------
Cash flows provided by (used in) financing activities:
    Borrowings under lines of credit and bridge
        financings.........................................        --           --              3,111
    Repayments of lines of credit and bridge financings....        --           --             (3,111)
    Proceeds from sale-leaseback...........................        --           --              2,574
    Payments of capital lease obligations and long-
        term debt..........................................      (890)      (1,684)            (9,822)
    Proceeds from issuance of long-term debt...............        --           --                945
    Net proceeds from issuance of stock and warrants.......    33,273        6,149            197,086
                                                              -------      -------            -------
    Net cash provided by financing activities..............    32,383        4,465            190,783
                                                              -------      -------            -------

Net increase (decrease) in cash and cash equivalents.......      (195)       6,979             26,181
Cash and cash equivalents at beginning of period...........    26,376       27,634                 --
                                                              -------      -------            -------
Cash and cash equivalents at end of period.................   $26,181      $34,613            $26,181
                                                              =======      =======            =======
Supplemental disclosures of cash flow information:
    Cash paid for interest.................................   $    98      $   212            $ 2,367
    Equipment held for sale transferred to net
        property, plant and equipment......................        16           --                135
    Capital lease obligations incurred for purchase
        of property and equipment..........................        --          535              5,318
    Long-term debt obligations incurred for
        purchase of land...................................        --           --              2,625
    Deferred facility costs transferred to
        construction-in-progress...........................        --           --              1,659
    Equipment deposits transferred to net
        property, plant and equipment......................        --           --              3,423
    Net property, plant and equipment transferred
        to assets held for sale............................        --           --              5,329
    Deferred facility costs transferred to net
        property, plant and equipment......................        --           --                306

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


Note 1--STATEMENT OF ACCOUNTING PRESENTATION

      In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of March 31, 1996 and the consolidated results of operations and of cash flows for the three and nine-month periods ended March 31, 1996 and 1995, and for the period from July 10, 1985 (inception) to March 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements June 30, 1995. The information set forth in the accompanying consolidated balance sheet as of June 30, 1995, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

      Interim results are not necessarily indicative of the results for the full year.

Note 2--CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The carrying values of the Company's cash equivalents and short-term investments approximate their market values based on quoted market prices. All cash equivalents and short term investments are expected to be held to maturity.

SOMATOGEN, INC.


Note 3--STRATEGIC ALLIANCE AND RESEARCH AND DEVELOPMENT ARRANGEMENT

        In June 1994, the Company entered into a global strategic alliance with Eli Lilly and Company ("Lilly") whereby Lilly will co-develop Somatogen's lead human hemoglobin product, Optro, (the "Lilly Alliance") and in September 1995, Somatogen and Lilly agreed to amend certain terms of the Lilly Alliance. Under the terms of the Lilly Alliance, Lilly is responsible for establishing manufacturing facilities to supply Optro for Phase III clinical trials and for global commercialization. In North America, the Company's expanded Phase II and Phase III trials for Optro will be performed in conjunction with Lilly's clinical and research groups, and Lilly and Somatogen will co-promote the product, splitting the development costs and sharing equally in the profits. Outside of North America, except in Scandinavia, Lilly will be responsible for clinical development of Optro and related costs, and will have exclusive marketing rights.
Lilly will pay Somatogen a royalty on Optro sales outside North
America. Lilly has invested $30,000,000 in exchange for Somatogen common stock, including a $2,000,000 milestone equity investment in Somatogen made on September 18, 1995, as a result of Somatogen's completion of enrollment in its early Phase II clinical trials and a $7,000,000 equity investment made on October 27, 1995 in conjunction with Somatogen's October 18, 1995 public common stock offering. The September 1995 amendment to the Lilly Alliance accelerated $7,000,000 of the $10,000,000 equity investment which Lilly would have made in March 1996 if it determined at such time to proceed with the clinical development and commercialization of Optro. In addition, the amendment eliminated the March 1996 determination date and combined all remaining milestone equity investments into a single $7,000,000 milestone equity investment to be made if the joint Somatogen-Lilly steering committee for the alliance determines that certain conditions have been met. The amendment also modified the termination provisions of the alliance, which provide for payment of certain financial consideration by Lilly to Somatogen in the event that the alliance is terminated under certain circumstances. Pharmacia AB has the marketing rights to Optro in Scandinavia under its 1991 agreement with Somatogen.

SOMATOGEN, INC.


        In accordance with the terms of the Lilly Alliance, Somatogen and Lilly share certain clinical development costs and, pursuant to the September 1995 amendment, effective January 1, 1996 Somatogen and Lilly began to share certain process improvement costs. Expense reimbursements from Lilly and payable to Lilly are disclosed as a separate component of research and development on the Consolidated Statement of Operations.

Note 4.--NET LOSS PER SHARE

        Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

Note 5.--STOCKHOLDERS' EQUITY

        On September 18, 1995, in connection with the Company achieving a clinical milestone pursuant to the Lilly Alliance, the Company sold to Lilly a total of 82,521 shares of common stock at $24.24 per share for total proceeds of $2,000,000.

        On October 18, 1995, the Company sold a total of 1,400,000 shares of common stock to the public at $18.00 per share. After deducting underwriting discounts and offering expenses, net proceeds from the offering were approximately $23,468,000. On October 27, 1995, Lilly purchased an additional 338,164 shares of common stock at $20.70 per share resulting in additional proceeds of $7,000,000 to the Company.

SOMATOGEN, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Registration Statement on Form S-3 dated October 13, 1995 and Form 10-K for the year ended June 30, 1995.


RESULTS OF OPERATIONS

        Revenue

        The Company did not recognize any revenue for the three or nine-months ended March 31, 1996 or 1995.

        Operating Expenses

        Total operating expenses increased by 33% to $6,191,000 during the quarter ended March 31, 1996 from $4,658,000 for the comparable period in the previous fiscal year. For the nine-months ended March 31, 1996, total operating expenses increased by 2% to $15,644,000 from $15,343,000 for the comparable period in the previous fiscal year.

        Net research and development expense for the quarter ended March 31, 1996 increased by 29% to $5,148,000 from $3,654,000 for the comparable period in the previous fiscal year. The Company's net research and development expense increased by 5% for the nine-month period ended March 31, 1996 to $12,615,000 from $12,014,000 for the comparable period in fiscal 1995.

        Excluding Lilly reimbursements, research and development expense for the quarter ended March 31, 1996 increased by 12% to $5,199,000 from $4,641,000 for the comparable period in the previous fiscal year and for the nine-months ended March 31, 1996, research and development expense increased by 3% to $14,559,000 from $14,070,000 for the comparable period in the previous fiscal year. These increases are primarily a result of increased product and process development expenditures, including preclinical trials.

SOMATOGEN, INC.


        For the quarter ended March 31, 1996, reimbursements from Lilly increased by 57% to $1,548,000 from $987,000 for the comparable period in the previous fiscal year. For the nine-months ended March 31, 1996, reimbursements from Lilly increased by 98% to $4,081,000 from $2,056,000 for the comparable period in the previous fiscal year.
The increases in reimbursements from Lilly are primarily a result of increased reimbursable clinical development expenditures and from the September 1995 amendment to the Lilly Alliance which provided that certain process development expenditures would be reimbursable beginning January 1, 1996.

        Reimbursements to Lilly aggregated $1,497,000 and $2,137,000 for the three and nine-months ended March 31, 1996, respectively. There were no reimbursements to Lilly in the comparable periods of the previous fiscal year. Reimbursements to Lilly for the quarter and nine-months ended March 31, 1996 result from the sharing of clinical development costs and from sharing process development costs which began January 1, 1996 pursuant to the September 1995 amendment to the Lilly Alliance.

        Reimbursements attributable to the Lilly Alliance may vary significantly from quarter to quarter.

        General, administrative and marketing expense increased to $1,043,000 for the quarter ended March 31, 1996 from $1,004,000 for the comparable quarter in the previous fiscal year. For the nine-month period ended March 31, 1996, general, administrative and marketing expense decreased 9% to $3,029,000 from $3,329,000 for the comparable period in fiscal 1995. This decrease is primarily due to non-recurring expenses incurred in fiscal 1995 related to certain employment agreements. For the remaining quarter in fiscal 1996, the Company expects general, administrative and marketing expenses to remain at approximately the same levels as those experienced for the quarter ended March 31, 1996.

        Interest Income and Other, Net

        Interest and other income increased to $807,000 for the quarter ended March 31, 1996 from $570,000 for the quarter ended March 31, 1995 and to $2,501,000 for the nine-months ended March 31, 1996 from $1,653,000 for the comparable period in fiscal 1995. The increase in interest and other income for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 is primarily a result of increased investment balances. For the nine-months ended March 31, 1996 as compared to the comparable period of the prior year, the increase is primarily a result of increased investment balances and from other income generated by a retroactive adjustment to a research and development contract of $235,000 and an insurance settlement resulting of $102,000. Interest expense for the three and nine-months ended
March 31, 1996 and 1995 was primarily associated with equipment leasing arrangements.

SOMATOGEN, INC.


        Net Loss

        The net loss for the quarter ended March 31, 1996 was $5,384,000 (or $0.26 per share) compared to $4,088,000 (or $0.22 per share) for the
same period in fiscal 1995.    For the nine-month periods ended
March 31, 1996 and 1995, the net loss totaled $13,143,000 (or $0.66 per share) and $13,690,000 (or $0.75 per share), respectively.


LIQUIDITY AND CAPITAL RESOURCES

        Somatogen's operations to date have consumed substantial amounts of cash. It is expected that negative cash flow from operations will increase during the remainder of fiscal 1996 and in future years when compared to the level experienced during the three and nine-month periods ended March 31, 1996. Such increase is expected as preclinical and clinical studies of new products are undertaken, as clinical trials for Optro increase in scope and as additional product and process improvement costs are incurred. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products. The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

        At March 31, 1996 the Company had cash, cash equivalents and short-term investments of $59,610,000. The Company's cash, cash equivalents and short-term investments increased approximately $21,701,000 during the nine-months ended March 31, 1996. This increase is primarily a result of the proceeds received from the October 1995 public offering of common stock and the Lilly equity investments net of the use of cash for operations.

SOMATOGEN, INC.


        On October 18, 1995, the Company sold 1,400,000 shares of common stock to the public at a price per share of $18.00. The Company received proceeds of approximately $23,468,000 after deducting underwriting discounts and offering expenses. In conjunction with such public offering, Lilly made a $7,000,000 equity investment in Somatogen on October 27, 1995 purchasing an additional 338,164 shares of common stock at a price per share of $20.70.

        Under the terms of its agreement with Somatogen, Lilly has made equity investments in Somatogen totaling $30,000,000, which includes the $2,000,000 milestone equity investment made in September 1995 as a result of Somatogen's completion of enrollment in its early Phase II clinical trials and the $7,000,000 equity investment made in October 1995 in conjunction with Somatogen's public offering. The amendment to the Lilly Alliance accelerated $7,000,000 of the $10,000,000 equity investment which Lilly would have otherwise made in March 1996 if it determined at such time to proceed with the clinical development and commercialization of Optro. In addition, the amendment eliminates the March 1996 determination date and combines all remaining milestone equity investments into a single $7,000,000 milestone equity investment to be made if the joint Somatogen-Lilly steering committee determines that certain conditions have been met. Lilly will be responsible for providing manufacturing facilities to supply Optro for Phase III clinical trials and global commercialization thus eliminating the need for Somatogen to build commercial scale manufacturing facilities for Optro, which the Company estimates would have cost more than $150,000,000.

        In September 1992, the Company commenced construction of a clinical manufacturing facility. The Company had also acquired land for, and begun the design of, a larger commercial manufacturing facility. In conjunction with entering into the Lilly Alliance, an evaluation of the Company's future manufacturing requirements was completed and construction of the clinical manufacturing facility was discontinued. During the fourth quarter of fiscal 1994, the Company recognized a non-recurring charge, which was principally non-cash, associated with the writedown of its clinical and commercial manufacturing assets of $29,200,000. The components of the charge included approximately $21,000,000 for the clinical manufacturing facility, $6,000,000 for related manufacturing equipment and $2,200,000 for engineering design costs for the proposed commercial manufacturing facility.

SOMATOGEN, INC.


        Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $6,817,000 are classified in Somatogen's balance sheet as assets held for sale. During the nine-months ended March 31, 1996, the Company realized $595,000 in proceeds from the sale of clinical manufacturing assets. The land purchased for the commercial facility is financed with an installment note over a term of four years with a 10% interest rate. The principal balance due on this note as of March 31, 1996 is $401,000. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. To the extent that the Company is successful in selling the land, the installment note will become due. Proceeds from such asset sales are being used for general corporate purposes.

        The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of March 31, 1996, the Company had outstanding capital lease obligations of $244,000. Additionally, the Company had aggregate future operating lease obligations of approximately $1,839,000 at March 31, 1996. The Company spent $1,192,000 during the nine-months ended March 31, 1996 for the purchase of capital equipment and leasehold improvements.

        The Company's near term operating requirements include increased research and development expenditures, including costs related to clinical trials and new product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility. In subsequent fiscal years, the Company's operating requirements are expected to include continuing increases in research and development funding to cover the costs of manufacturing process improvements, expanded clinical trials and new product development, as well as general, administrative, marketing and distribution expenses.

SOMATOGEN, INC.


        In order to meet its long-term financing requirements, the Company may pursue a number of financing alternatives, including public and/or private offerings of securities and additional strategic alliances. However, there can be no assurance that the Company will be able to raise additional financing from any of such sources, or that any additional funding which may become available to the Company will be on acceptable terms. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of the capital markets and the rate of progress of the Company's clinical trials. Any additional financing that the Company may be able to obtain could result in substantial dilution to existing stockholders. If adequate funds are not available, the Company will be required to significantly curtail operations. Any such action could impact the Company's research and development programs, including the Company's clinical trial program. Any of these events could adversely affect the Company's ability to commercialize its products.

        Cash requirements for the Company may vary materially from those now planned due to results of research and development, results of clinical testing, changes in focus and direction of the Company's research and development programs, manufacturing processes, competitive and technological advances, the FDA regulatory process, changes in the Company's marketing and distribution strategy and other factors.

PART II. OTHER INFORMATION
SOMATOGEN, INC.


Item 6.--Exhibits and Reports on Form 8-K

        a)    Exhibits

              None

        b)    Reports on Form 8-K

              None

SIGNATURES
SOMATOGEN, INC.


        The financial information furnished herein has not been audited by independent auditors; however, in the opinion of management all adjustments necessary for a fair presentation for the three and nine-month periods ended March 31, 1996 and 1995, have been included.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1996                   SOMATOGEN, INC.


                                       Andre de Bruin
                                       -------------------------
                                       President and Chief Executive
                                       Officer (Authorized Signatory)


                                       Timothy D. Hoogheem
                                       -------------------------
                                       Vice President Finance, Chief
                                       Financial Officer and Treasurer
                                       (Principal Financial Officer)


                                       Conrad A. McCarty
                                       -------------------------
                                       Corporate Controller
                                       (Principal Accounting Officer)