Form 10-K
period 1996-06-30
SOMATOGEN INC
filed 1996-09-05
CIK 818594

SOMATOGEN, INC.
=============================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1996
                    Commission file number 0-19423

                                 OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to____________

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

   Registrant's telephone number, including area code (303) 440-9988

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

SOMATOGEN, INC.


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this form 10-K or any amendment to this Form 10-K. [   ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $206,470,047 as of August 27, 1996.*

                             20,700,799
(Number of shares of Common Stock outstanding as of August 27, 1996)

Documents Incorporated by Reference

Registrant's Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on October 31, 1996 is incorporated by reference into Part III of this Annual Report on Form 10-K.
____________________________

*Excludes 4,030,643 shares of Common Stock held by Directors and Officers and Stockholders whose beneficial ownership exceeds ten percent of the shares outstanding at August 27, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.


=============================================================
Somatogen, the Somatogen logo and Optro are registered trademarks of the Company. All other brand names or trademarks appearing in this annual report on form 10-K are the property of their respective holders.

SOMATOGEN, INC.

PART I

Item 1.  Description of Business
- ------

     Somatogen is a biopharmaceutical company developing specialty oxygen therapeutics and other pharmacological agents utilizing its proprietary recombinant hemoglobin technology. The Company's lead recombinant hemoglobin molecule is rHb1.1. The Company's first proposed application of rHb1.1 is as an oxygen carrying pharmaceutical designed to treat blood loss in surgery, which the Company proposes to market under the registered trademark "Optro." Concerns about transfusions with donated blood have created a significant need for a safe alternative. These concerns include transmission of infectious diseases (such as AIDS and hepatitis), maintaining an adequate supply, the need to type and cross-match prior to transfusion and transfusion-related immunosuppression.

     In June 1994, Somatogen entered into a global strategic alliance with Eli Lilly and Company ("Lilly") whereby Lilly is co-developing Optro (the "Lilly Alliance") and in September 1995, Somatogen and Lilly agreed to amend certain terms of the Lilly Alliance. Under the terms of the Lilly Alliance, Lilly is responsible for establishing manufacturing facilities to supply Optro for Phase III clinical trials and for global commercialization. In North America, the Company's expanded Phase II and Phase III trials for Optro will be performed in conjunction with Lilly's clinical and research groups, and Lilly and Somatogen will co-promote the product, splitting the development costs and sharing equally in the profits. Outside North America, except in Scandinavia, Lilly will be responsible for clinical development of Optro and related costs, and will have exclusive marketing rights. Lilly will pay Somatogen a royalty on product sales outside North America. Lilly has invested $30,000,000 in exchange for Somatogen Common Stock. The Lilly Alliance originally contemplated a March 1996 determination date at which Lilly would have made a decision whether to proceed with the clinical development and commercialization of Optro. The September 1995 amendment to the Lilly Alliance accelerated $7,000,000 of the $10,000,000 equity investment which Lilly would have made at such determination date. Pursuant to the amendment, Lilly made such $7,000,000 equity investment in October 1995. In addition,

SOMATOGEN, INC.


the amendment eliminated the March 1996 determination date and combined all remaining milestone equity investments into a single $7,000,000 milestone equity investment to be made if the joint Somatogen-Lilly steering committee for the alliance determines that certain conditions have been met. The amendment also modified the termination provisions of the alliance, which provide for payment of certain financial consideration by Lilly to Somatogen in the event that the alliance is terminated under certain circumstances. Pharmacia & Upjohn, Inc. ("Pharmacia") has the marketing rights to Optro in Scandinavia under its 1991 agreement with Somatogen.

Background

  The Hemoglobin Molecule

     Blood is a complex fluid composed of several distinct types of cells suspended in plasma. Red blood cells, which form the vast majority of blood's cellular population, are responsible for transporting and delivering oxygen throughout the body. Hemoglobin is the portion of the red blood cell that captures oxygen in the lungs. The red blood cell then transports the oxygen to the tissues where the oxygen is released and metabolized.

     Hemoglobin is a protein composed of four separate peptide chains (called "globins") with similar amino acid sequences: two alpha chains and two beta chains. Each globin chain combines with an iron-containing component (called "heme") to form the hemoglobin molecule. The iron atom contained in each heme group directly binds one oxygen molecule, allowing four oxygen molecules to bind to each hemoglobin molecule.

     Variations in the amino acid sequence of the globin chain can influence the oxygen delivery characteristics of hemoglobin. Variant forms of hemoglobin are commonly referred to as "mutants." Hemoglobin mutants with a high oxygen affinity bind oxygen readily in the lungs but do not release oxygen as readily to the tissues. Conversely, hemoglobin mutants with a low oxygen affinity bind oxygen somewhat less readily in the lungs but may release it more easily to the tissues.

SOMATOGEN, INC.

  Blood Transfusion

     Somatogen estimates that approximately 12.5 million units of red blood cells are transfused annually in the U.S. The U.S. supply of red blood cells for transfusion is managed primarily by non-profit organizations that recruit donors, collect, screen and test blood, separate and purify its useful components and distribute the final product. According to a 1992 study, the average direct cost of a unit of red blood cells was $205. Based on such price, the Company estimates the total U.S. red blood cell transfusion market to be approximately $2.5 billion annually. The Company estimates that international red blood cell transfusion markets represent at least an additional $2.5 billion annually. The direct costs of red blood cell transfusion do not include the significant additional indirect costs of treating patients who incur complications resulting from adverse transfusion reactions and blood-borne infections. The Company believes that the price of a red blood cell substitute, if successfully developed, should reflect both direct and indirect costs of transfusion with red blood cells as well as any other specific therapeutic advantages that such product may have.

     Approximately 8.9 million units of red blood cells are transfused annually in the U.S. as a treatment for blood loss as a result of surgery or other causes of acute blood loss. The loss of blood during surgery or from other acute causes reduces the body's ability to meet the metabolic demands of the tissues and places additional stress on the cardiovascular system. In patients who have suffered only mild to moderate blood loss, cardiovascular stress can be mitigated and the metabolic demands of the tissues can be met through infusion of a volume-expanding solution such as saline or human serum albumin. However, in cases where a patient has lost greater amounts of blood, the reduction of the blood's oxygen-carrying capacity can have adverse physiological effects. At the present time, oxygen-carrying capacity can be enhanced only by a transfusion of red blood cells.

     The past decade has seen an increase in the incidence of blood-borne infectious diseases, such as AIDS and hepatitis, which has heightened the awareness of both health care professionals and patients to the inherent risks of blood transfusions. Although new tests have been developed, such tests have not entirely eliminated the risk of infectious blood-borne disease transmission. In addition,

SOMATOGEN, INC.


despite improved testing standards, human error still results in the release of contaminated units of blood. Furthermore, some infectious diseases are known to contaminate the blood supply but cannot be avoided because no reliable or cost effective diagnostic tests exist. New infectious agents can suddenly appear in the blood supply, and it can take years to develop a reliable test for such agents. Several years elapsed between the appearance of AIDS and the development of a reliable test, and numerous patients contracted AIDS from transfusions during that time. The current blood supply is dependent upon volunteer donors. Increasingly stringent donor-screening criteria have caused the donor pool, and therefore the potential supply of blood, to contract. As a consequence, the cost and intricacy of collecting, testing and storing blood has greatly increased in recent years.

     Red blood cell transfusions require complex typing and cross-matching to avoid potentially fatal reactions following transfusion. An individual has a specific combination of major antigens (A, B, AB or O and Rh+ or Rh-) which naturally occur on the surface of each red blood cell. Transfusion with red blood cells having antigens different from those of the recipient's red blood cells may result in serious and potentially fatal systemic reactions. Accident victims and persons with rare blood types may die while awaiting compatible blood. In addition, clerical error continues to result in transfusion-related complications due to administration of the wrong blood type.

     Donated blood is fractionated to separate red blood cells from other blood components such as platelets and plasma. However, a small quantity of white blood cells sometimes remains, which can cause delayed transfusion problems, such as graft-versus-host disease. Donor blood also must be refrigerated or frozen, and when refrigerated it has a recommended shelf life of 35 to 42 days. These characteristics make it difficult to transfuse blood at an accident site or in an ambulance.

SOMATOGEN, INC.

     The problems associated with human donor blood have stimulated numerous efforts to reduce transfusions with donated blood. The risk of blood-borne infectious disease has caused transfusion guidelines to be changed so that certain patients who historically would have received transfusions are no longer transfused. Some hospital transfusion review committees have characterized a transfusion of donor blood as an "undesirable outcome" of surgery. Certain patients in good health can elect to deposit their own blood prior to surgery, potentially reducing or eliminating their need to receive donor blood. In certain types of surgical procedures, lost blood can be collected, treated and reinfused, or blood loss can be reduced through the use of drugs. Modest blood loss can often be treated with a non-oxygen carrying fluid such as saline or human serum albumin.

     There have been numerous attempts to develop a red blood cell substitute, and a number of companies continue to actively pursue development of a red blood cell substitute. Hemoglobin extracted from human or bovine red blood cells ("stroma-free hemoglobin") has long been explored for such use. However, stroma-free hemoglobin has several characteristics which must be corrected in order to make it suitable for use as a blood substitute. First, when human hemoglobin is removed from the human red blood cell, its oxygen affinity increases, thereby causing the hemoglobin to bind oxygen too tightly and significantly reducing oxygen delivery to the tissues. In order for human-derived stroma-free hemoglobin to be used as a red blood cell substitute, its oxygen affinity must be reduced by chemical treatment resulting in additional cost to manufacture. Such modification, however, is not required for bovine-derived hemoglobin. Second, stroma-free hemoglobin tends to dissociate (or separate) into two alpha-beta globin pairs (called "dimers") which can be toxic to the kidneys. Dissociation can be avoided in stroma-free hemoglobin by chemically linking, polymerizing or otherwise chemically modifying the hemoglobin molecule resulting in additional cost to manufacture. Recently, genetically engineered animals and plants (transgenic animals and plants) have been explored as potential sources of human-type hemoglobin. Synthetic products designed to carry oxygen, such as perfluorocarbons ("PFCs"), have also been explored as potential red blood cell substitutes. To date, no product based on stroma-free hemoglobin, transgenic plants or animals has been approved for human use as a blood substitute in the U.S. See "Competing Technologies."

SOMATOGEN, INC.

Somatogen's Recombinant Hemoglobin Technology

     The Company believes it is a leader in characterizing the protein chemistry and molecular biology of the human hemoglobin molecule and in developing recombinant human hemoglobin. Somatogen believes that it is the only company to have successfully cloned, expressed and purified recombinant hemoglobin that binds oxygen in a manner similar to hemoglobin contained in human red blood cells. The Company is using genetic engineering to develop other forms of hemoglobin with molecular characteristics designed to address specific clinical needs.

     Somatogen has used its proprietary recombinant hemoglobin technology to develop its first potential product, Optro, an oxygen therapeutic designed to treat human blood loss in surgery. The U.S. Food and Drug Administration ("FDA") has authorized, and Somatogen and Lilly are currently performing, clinical trials in anesthetized surgical patients undergoing blood loss to gather efficacy/activity data and safety data in a large Phase II, multi-site clinical trial. See "Clinical Development Strategy" and "Government Regulation." Somatogen believes that Optro may offer a safe, effective and economically viable solution to the problems of red blood cell transfusion while avoiding the historical problems of stroma-free hemoglobin because it:

     -- Eliminates the risk of infectious disease transmission. Because Optro is produced recombinantly, it has no risk of transmission of human blood-borne infectious diseases such as AIDS and hepatitis.

     -- Offers universal compatibility regardless of blood type. Hemoglobin, unlike red blood cells, does not need to be typed and cross-matched. As a result, the Company believes that Optro will eliminate the risk of potentially fatal post-transfusion reactions due to errors in blood-type matching, and that it may be used in situations where either time does not permit cross-matching or it is not possible to store numerous blood types.

SOMATOGEN, INC.

     --   Reduces dependence on blood from donors.  Because
          Optro is produced through fermentation in E. coli, its supply is not limited by the availability of blood from the donor population.

     -- Provides longer shelf life. Somatogen believes that Optro will have a shelf life substantially longer than the 35 to 42 days currently recommended for refrigerated red blood cells. The Company is conducting real time stability tests of Optro; the Company has demonstrated a shelf life in excess of nine months at 4 degrees Celsius, and the Company believes that the shelf life at 4 degrees Celsius may be 12 months or longer.

     -- Avoids the need for chemical modifications. Somatogen has addressed the inherent limitations of extracellular hemoglobin by synthesizing a hemoglobin molecule that is very similar to human hemoglobin but which has been genetically altered to prevent the molecule from fragmenting in the bloodstream. By making these changes at the genetic level, Somatogen avoids the need to modify the hemoglobin molecule through chemical processing.

     -- Improves oxygen-delivery capability. Somatogen has genetically engineered Optro in a manner which it believes, based on animal studies, may release oxygen to tissues in the body more effectively than the hemoglobin contained in transfused red blood cells. Recent nuclear magnetic resonance spectroscopy tests in animals to measure tissue high energy phosphates (and metabolic intermediates) suggest that Optro is more effective in delivering oxygen to tissue than red blood cells.

SOMATOGEN, INC.


Products in Development

     Somatogen is using its recombinant hemoglobin technology to develop products for a range of therapeutic and diagnostic
applications.  These products include Optro, the Company's initial
oxygen-carrying pharmaceutical.   The Company is currently
performing expanded safety and efficacy studies of Optro in anesthetized surgical patients who are experiencing blood loss.

     The Company believes that rHb1.1, or other forms of genetically engineered hemoglobin which the Company is currently pursuing might be useful in treating chronic anemia through its ability to stimulate red blood cell development (erythropoeisis).

     Listed below is a summary of the potential applications of the Company's recombinant human hemoglobin products currently in development:

     Acute Blood Replacement. Optro, the potential oxygen-carrying therapeutic application of rHb1.1, has been initially targeted for use as a replacement for acute blood loss in discrete clinical indications.

          Intraoperative Blood Replacement. The Company believes that Optro may be useful in the treatment of blood loss that occurs in surgery. Concern regarding transmission of infectious diseases and other adverse effects of giving donor blood has given rise to efforts to reduce or eliminate transfusions of donor blood whenever practicable. A number of techniques are currently utilized to maximize the conservation of blood, including autologous donation (self-donation), intraoperative cell salvage, intraoperative hemodilution, and use of various pharmacologic agents to reduce intraoperative blood loss. Notwithstanding these efforts, over 2.5 million surgical patients are exposed to blood transfusions with donated blood in the U.S.
     each year. Somatogen believes that Optro may play a role in providing surgical patients with an alternative to transfusion with donor blood.

SOMATOGEN, INC.

          Trauma. Somatogen believes that Optro may also be useful in the hospital emergency room and in settings outside of the hospital environment because Optro does not require typing or cross-matching, thereby eliminating the time required to perform such functions or the need to store multiple units of Type O blood (which may be administered to anyone regardless of blood type). Initial recent results from animal studies indicate that Optro is more efficacious than blood in resuscitation from hypovolemia (a condition resulting from extensive blood loss), a common problem often associated with trauma.

     Erythropoiesis/chronic anemia. The Company believes that rHb1.1 may have promise in stimulating the production of new red blood cells, and that rHb1.1 may exert this effect by different mechanisms than existing therapeutics such as erythropoietin ("EPO"). rHb1.1 may also serve as a source of iron in anemias where iron deficiency is important (i.e., anemias unresponsive to EPO in patients with chronic renal failure). The Company has demonstrated hematopoietic activity of rHb1.1 in an animal model of induced anemia and in human hematopoietic tissues in vitro. Somatogen recently initiated Phase I clinical studies in patients with chronic renal failure and primary bone marrow cancer.

Second Generation rHbs

     Somatogen has constructed several different forms of recombinant hemoglobin that have been genetically engineered and, in some cases chemically modified to achieve enhanced attributes including extended circulating half-life. The Company believes that such a modified recombinant hemoglobin may be useful in a number of applications requiring extended circulating half-life such as severe trauma and surgical procedures that involve extensive blood loss. In addition, the Company believes that these molecules may be applicable in some of the applications identified above for Optro. These molecules are currently in the research stage and early preclinical testing.

     The Company's products will require significant additional research and development, including extensive preclinical and clinical testing, before the Company will be able to obtain FDA or foreign regulatory approval for any indication, if at all. There can be no assurance that the Company's research and development efforts will be

SOMATOGEN, INC.

successful, that any of the Company's products under development, including Optro, will prove to be safe or effective in clinical trials, that the Company will be able to obtain FDA approval to sell any products, that any products can be manufactured at acceptable cost and with appropriate quality, or that any products, if and when approved, can be successfully marketed.

Clinical Development Strategy

   Oxygen Delivery Indications

     Somatogen is currently pursuing clinical development of Optro for intraoperative ("IO") blood replacement and acute normovolemic hemodilution ("ANH"). The clinical trials of Optro are being conducted in three sequential phases (Phases I, II and III), although the phases may overlap. The Phase I trials, which have been completed, gathered data on safety (adverse effects) and dosage tolerance and preliminary data on pharmacokinetics (clinical pharmacology). Following completion of the Phase I trials, the Company reviewed the results of such trials with the FDA, which authorized the Company to proceed to early Phase II trials. The Company initiated these trials in the fall of 1994 in order to provide additional safety data, and to gather preliminary efficacy/activity information, in surgical patients undergoing blood loss. These trials were completed in September 1995. In these trials there have been no clinically significant, treatment-related adverse effects. In July 1996, Somatogen and Lilly commenced expanded Phase II trials in surgical patients in order to gather additional safety information as well as more comprehensive efficacy/activity information. Following successful completion of the Phase II trials, Phase III trials would be undertaken to establish safety and efficacy in a larger population of surgical patients in order to provide the basis for the filing of a product license application with the FDA.
In North America, the expanded Phase II and Phase III trials will be performed in conjunction with Lilly's clinical and research groups. Outside North America, Lilly will be responsible for clinical development of Optro except in Scandinavia where Pharmacia will be responsible for clinical development if necessary.

SOMATOGEN, INC.

     There can be no assurance that any of the clinical testing will be completed successfully within any specified time period, if at all, with respect to Optro or any of the Company's products. There can also be no assurance that such testing will show Optro or any other product to be safe or efficacious. Furthermore, the Company or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are thought to be exposed to unacceptable health risks. The Company is aware of four blood substitute products developed by other companies which began clinical trials that were subsequently halted due to safety concerns; all four of these companies have since announced that they have resumed clinical trials. Although the Company believes that its products are substantially different from these other blood substitute products, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to suspend clinical trials or which will result in delays in the Company's clinical trials. See "Risk Factors -- Uncertainties Regarding Clinical Trials."

Late Phase II Clinical Trials

     In July 1996, the Company commenced patient enrollment in a multi-center, late Phase II study of the IO use of Optro to deliver oxygen and restore blood volume as a treatment for acute blood loss during surgery. The study will examine the safety and efficacy of using 25 to 100 gram doses of Optro to replace one to four units of blood lost by patients undergoing elective surgery. The study will enroll approximately 200 patients at 30 sites throughout the U.S. and Canada.

  Early Phase II Clinical Trials

     Intraoperative Blood Replacement: This single blinded, controlled trial was designed to study safety and to gather preliminary efficacy/activity data in patients who experience blood loss during surgery. This multi-center clinical trial involved 23 patients, of whom 16 received Optro at doses ranging up to 100 grams and seven patients received donated blood as a control. Six Optro patients received doses of 25 grams, four received doses of 50 grams, three received doses of 75 grams, and three received doses of 100 grams. The first three patients at the 25 gram dose level were infused at a controlled rate,

SOMATOGEN, INC.

and all other patients were infused at a rate comparable to the rate of infusion in blood transfusions. There were no clinically significant, treatment-related adverse events in this clinical trial. Patients in this trial received no prophylactic pre-treatment with any drugs to manage or avoid potential symptoms or side effects of Optro. None of the patients in this study experienced the gastrointestinal symptoms that had been seen in certain subjects in the Company's prior Phase I clinical trials. In certain patients, there were transitory elevations of amylase and lipase (pancreatic enzymes), which spontaneously resolved without treatment and which investigators determined not to be clinically significant.

     Acute Normovolemic Hemodilution: This single blinded, controlled study was designed to measure safety and to gather preliminary efficacy/activity data in patients who donate blood and receive Optro just prior to surgery, at doses ranging up to 50 grams. Ten patients were dosed, of whom seven received Optro and three received saline as a control. Three patients received 12.5 grams, one patient received 25 grams and three patients received 50 grams of Optro. Patients in this trial received no prophylactic pre-treatment with any drugs to manage or avoid potential symptoms or side effects of Optro. There were no clinically significant, treatment-related adverse events, and no gastrointestinal symptoms in any of the patients in this study. As in the IO trial, certain patients experienced transitory elevations of amylase and lipase levels, which spontaneously resolved without treatment and which investigators determined not to be clinically significant.

  Phase I and Phase I/II Clinical Trials

     From 1991 through 1994, the Company conducted a series of safety trials of Optro, initially in normal volunteers (Phase I) and later in surgical patients (Phase I/II). These trials involved an aggregate of 120 subjects and patients, of whom 99 received Optro and 21 received control solutions. The maximum dose in these safety trials was 25 grams.

     In the course of the trials, certain subjects experienced transitory mild to moderate symptoms, including certain gastrointestinal symptoms. The Company instituted manufacturing process changes which reduced the incidence of certain symptoms, and used several common pharmacologic agents as appropriate to prevent or manage these symptoms.

SOMATOGEN, INC.



Chronic Anemia Indication

     The Company has initiated Phase I trials of its recombinant hemoglobin, rHb1.1, as an agent for stimulating red blood cell
formation (hematopoiesis).   The first study was initiated in June
1996 and will evaluate the safety and hematopoietic activity of repeated low doses of rHb1.1 in approximately 50 patients with anemia resulting from end stage renal disease. The randomized, double-blind, placebo-controlled trial is a dose-ranging study being conducted at five sites within the U.S. Participants in the trial will have been on hemodialysis for six months or more, and will have responded to treatment with exogenous erythopoietin.

     The Company plans to initiate a second Phase I trial. The trial is expected to evaluate the safety and hematopoietic activity of repeated low doses of rHb1.1 in approximately 20 patients with chronic anemia due to primary bone marrow failure and malignancy. This randomized, open-label dose-ranging study is being conducted at one site in the U.S.

Research and Development

     Somatogen's research and development efforts are focused on clinical trials of Optro, process development and new product development. In the process development area, Somatogen is working on improving all phases of its existing pilot manufacturing processes in order to allow economical commercial scale production. Somatogen is also developing recombinant hemoglobin products for additional applications.

     In fiscal 1996, 1995 and 1994, net research and development expenses were $16,949,000, $14,968,000 and $18,029,000, respectively.
Somatogen expects these expenses to increase during the foreseeable future.

SOMATOGEN, INC.

Manufacturing

     The Company's ability to operate profitably will depend on the manufacturing of recombinant hemoglobin products in very large quantities and at a competitive cost, while consistently achieving appropriate levels of product purity. To date, Somatogen has manufactured its initial product in a pilot facility and only in limited quantities. To successfully establish commercial manufacturing capacity, improvements must be made in enhancing manufacturing processes, scaling up such processes, reducing product costs and demonstrating the consistent manufacture of a clinically safe product. The Company's alliance with Lilly will provide additional resources and expertise to assist in achieving these development goals. The implementation and testing of process improvements in the Company's pilot production facility may affect the production schedule for clinical material, which may in turn affect the rate of progress in clinical trials for Optro. Somatogen has devoted substantial resources to developing an efficient production process capable of producing recombinant hemoglobin. Somatogen has genetically engineered recombinant hemoglobin to overcome certain of the inherent limitations of naturally occurring hemoglobin. By addressing these limitations at the genetic level, Somatogen has avoided the need to modify the hemoglobin molecule through chemical processing.

     Optro is produced through a fermentation process as a stable, fully functional, properly folded, soluble intracellular protein. Optro is produced by introducing the alpha and beta globin genes for Optro into a host cell (E. coli), growing large quantities of the genetically engineered host cells, breaking open the cells to remove the hemoglobin, and purifying the hemoglobin. In order to function properly, the globin chains must be properly folded. Additionally, four heme groups must be properly incorporated into the molecule. Somatogen's proprietary technology enables it to produce the entire hemoglobin molecule in E. coli without the need for any subsequent steps to correctly assemble the molecule. The Company has also developed proprietary purification techniques for Optro using standard column chromatography and conventional large scale processing equipment.

SOMATOGEN, INC.

    Somatogen constructed and is operating a pilot production facility consisting of approximately 24,000 square feet. The Company's pilot manufacturing facility includes a 600 and 1,500 liter fermentor for production of Optro. The pilot manufacturing facility includes the equipment necessary to produce hemoglobin in E. coli, to separate the hemoglobin from the cells and to purify the hemoglobin. This facility has been producing Optro since December 1990 and is anticipated to have sufficient capacity to meet clinical needs for Phase II clinical trials.

     Under the terms of the Company's collaboration with Lilly, Lilly will assume responsibility for producing material for the Company's Phase III trials as well as commercial production thus eliminating the need for Somatogen to build commercial scale manufacturing facilities for Optro at an estimated cost of more than $150,000,000. Such material is anticipated to be produced at an existing Lilly facility in the United Kingdom, which will require significant modifications. Moreover, Lilly, as the Company's manufacturing partner, must adhere to cGMP regulations and to guidelines enforced by the FDA and other regulatory agencies through their facilities inspection programs. A delay in the completion of modifications to such facilities or the need to modify such facilities to continue to comply with FDA and other regulatory agency rules could delay Somatogen's ability to complete its clinical trials and to seek regulatory approvals for the sale of Optro. To the extent the Company has manufacturing requirements for non-oxygen carrying indications of rHb1.1, or other products outside the Lilly
Alliance, the Company may need to develop additional manufacturing facilities.

     The manufacturing process for Optro requires substantial amounts of water and other raw materials. Although these raw materials are currently available in quantities sufficient to meet the Company's current needs, there can be no assurance that these raw materials will be available in sufficient quantities to meet the needs for commercial production at an acceptable cost, or that regulatory agencies will approve the use of these raw materials. If the Company or Lilly were to experience raw material shortages, such shortages could affect its ability to produce products.

SOMATOGEN, INC.

     In order to manufacture Optro at a commercial scale at an acceptable cost, Somatogen and Lilly must make further improvements in certain existing process technologies, and complete adaptation of these technologies for use at a large scale. This work is focused on reducing product cost, improving current expression levels, improving recovery of recombinant hemoglobin following fermentation, enhancing purification yields through use of improved techniques and materials, and increasing product stability. Somatogen believes that developing a cost-effective manufacturing process for commercial scale production of Optro with a consistently high level of purity will require improvements to some phases of its existing pilot manufacturing processes, but should not require any fundamental technological breakthroughs. While many of these improvements have now been demonstrated at 6,000 liter scale, there can be no assurance that the Company will be able to successfully implement any of these improvements as scale-up of the process to commercial levels (50,000 liter) proceeds. The Company's products will be given in large dosages. They must be rigorously purified since impurities may lead to serious and potentially fatal toxic reactions. The Company must also develop extremely sensitive analytical techniques to show that it has achieved acceptable levels of purity. There can be no assurance that the Company will be able to achieve or maintain an appropriate level of product purity or that it can develop assays that are sufficiently sensitive to demonstrate the required high level of purity. As part of its clinical development program, the Company has made process improvements to reduce or eliminate certain side effects. The time required to implement some of these improvements has resulted in extending the length of the clinical trials. There can also be no assurance that process changes will not require clinical studies which would require additional expenditures and may cause delays in the clinical development of Optro.

     The Company's agreement with Lilly provides that Lilly has certain rights to terminate the agreement. There can be no assurance that the collaboration will continue and result in successful commercialization of Optro. If the Lilly collaboration were discontinued, Somatogen would be required to seek other alternatives for further manufacturing, clinical development and marketing activities. There can be no assurance that Somatogen would be able to develop acceptable alternatives in a timely manner in the event that the Lilly Alliance were to be discontinued.

SOMATOGEN, INC.

Sales and Marketing

     Because the initial target market for Optro is replacement of blood lost in surgery, Somatogen and Lilly will focus their marketing and selling efforts on key operating room personnel, including anesthesiologists and surgeons. The Company's strategic alliance with Lilly contemplates that Lilly will be responsible for marketing, sales and distribution of Optro in all markets outside of North America. The alliance also contemplates that the Company and Lilly will jointly market and sell Optro in North America, while Lilly will assume sole responsibility for distribution. The Company is required to contribute to the total selling effort in North America in order to maintain a profit sharing relationship. Given the fact that the customers are highly concentrated in the hospital setting, the Company and Lilly believes they can achieve optimal sales coverage in North America with a relatively small specialized sales force. There can be no assurance that the Company will be able to build such a sales force for Optro or any other potential products or that its sales and marketing efforts will be successful.

     There can be no assurance that Somatogen or its partners will receive the necessary governmental approvals to market and distribute Optro in any country.

     Somatogen may enter into additional strategic alliances with Lilly or other companies to develop and promote products for erythropoiesis/anemia and other non-oxygen carrying indications.

Patents and Trade Secrets

     Proprietary protection for the Company's products, processes and know-how is important to Somatogen's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     The Company seeks patent protection for its proprietary technology and products in the United States and in foreign countries. The Company's products and inventions may involve both synthetic compounds that are not naturally occurring and synthetic forms of

SOMATOGEN, INC.


naturally occurring molecules. To the extent that the Company's products or inventions are synthetic chemical compounds that are not natural products, they may, provided standard patentability criteria are met, be afforded patent protection under well settled principles and procedures established by the U.S. and other patent offices. To the extent Somatogen's products or inventions are synthetic forms of naturally occurring molecules, the extent and nature of the protection available is less certain.

     The Company's patents include claims for certain hemoglobin compositions and for the methods of use of certain hemoglobin compositions as a blood substitute. The Company has filed or licensed patent applications in the U.S. and in certain other countries seeking protection for recombinant hemoglobin technology and compounds developed by the Company and/or the Medical Research Council ("MRC"). In July 1991, the Company's initial U.S. patent was issued covering blood substitute products based upon hemoglobin that has been genetically engineered to improve its ability to deliver oxygen to the tissues. This patent will expire in the year 2008. Similar patents have been issued jointly to the Company and the MRC in the United Kingdom (expiring in 2007) and Australia (expiring in 2004). A European patent containing certain related claims has also been granted, but is being opposed by another company. Somatogen has entered into an agreement with the MRC, which grants the Company the exclusive right to make, use and sell products covered by such U.S. and U.K. patents and certain additional foreign counterparts. The Company has agreed to pay the MRC a royalty on net sales in certain countries of artificial hemoglobin products using the MRC know-how or covered by an MRC patent for a period of 15 years from the date of agreement. Patents covering methods of expressing and genetically stabilizing hemoglobin have been issued to the Company in Australia, South Africa and New Zealand. A patent covering non-naturally occurring disulfide-stabilized hemoglobin has also been issued in the U.S. (expiring in 2008). The remaining hemoglobin-related patent applications owned, co-owned or licensed by the Company are pending.

SOMATOGEN, INC.

     The patent positions of biotechnology firms, including Somatogen, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of its pending applications will result in the issuance of any patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated.
Since patent applications in the U.S. are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Somatogen cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. The Company is aware of certain U.S. patents owned by other parties who may claim infringement by certain products or processes contemplated by the Company. The Company believes that certain of such patents may be invalid. The Company believes that licenses would be available for other patents, that the Company's contemplated products, processes or methods could be used in a manner that would avoid infringement, could be modified to avoid infringement, or are not material to the Company's business. There can, however, be no assurance that licenses would be available on terms acceptable to the Company, or its partners, or at all. If the Company cannot obtain such licenses and cannot show such unlicensed patents to be invalid or unenforceable, the Company could encounter delays in product market introductions and incur substantial additional costs while it attempts to design around such intellectual property rights, or it could be prevented from the development, manufacture or sale of products requiring such licenses. There also can be no assurance that any modifications effected by the Company in an effort to avoid infringement of certain patents would be successful or would not result in infringement of other patents. Moreover, there can be no assurance that all U.S. patents that may pose a risk of infringement have been identified. Additionally, the Company has not sought to identify foreign patent applications or patents which might affect its future foreign sales or operations. The Company could incur substantial costs in defending against suits brought against it on such U.S. or foreign intellectual property rights or prosecuting suits which the Company

SOMATOGEN, INC.

brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. The Company has not reached a final decision as to all details of its manufacturing process, and modifications to that process may increase the patent infringement risks faced by the Company.

     The Company also relies upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. Somatogen requires each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Competing Technologies

     Problems associated with the transfusion of human donor blood have stimulated numerous efforts to reduce transfusion with donated blood. Most efforts to develop a blood substitute have concentrated on developing stroma-free hemoglobin from human or bovine red blood cells. Stroma-free hemoglobin must be rigorously purified to remove all of the non-hemoglobin elements of the red blood cell to avoid potentially severe reactions resulting from the contaminating elements. In addition, stroma-free hemoglobin must be chemically modified in order to prevent dissociation into dimers which can be toxic to the kidneys. Hemoglobin derived from human red blood cells must also be chemically modified to reduce its oxygen affinity.

SOMATOGEN, INC.



     The use of stroma-free hemoglobin suffers from certain inherent limitations. Hemoglobin that is obtained from human blood may carry a risk of transmission of blood-borne infectious disease. The technologies for inactivating viral agents in human blood are rather limited and unproven at present. In addition, the supply of human-derived hemoglobin is dependent on the availability of human donor blood. Today, there is not a ready supply of excess human blood. An alternative approach to the supply problem associated with human-derived hemoglobin is to derive products from plants or animals that have been genetically engineered to produce human hemoglobin (transgenic plants or animals). However, Somatogen believes that the transgenic production of hemoglobin may have a number of limitations, including many of the same limitations as stroma-free hemoglobin. At least four other companies have announced that they have commenced human clinical trials of hemoglobin-based oxygen carrying solutions. One of these companies, Baxter International Inc., has announced that they have received FDA approval to commence two pivotal phase III studies with their human derived hemoglobin solution.

     Several of the Company's competitors are currently developing products derived from bovine hemoglobin, which has a molecular structure that is different from human hemoglobin. One of the Company's competitors is attempting to modify bovine-derived hemoglobin by attaching polyethylene glycol molecules in an effort to mask the differences between bovine and human hemoglobin from the human immune system. Just as hemoglobin sourced from human red cells carries a risk of blood-borne disease transmission, hemoglobin sourced from animal red blood cells may also transmit blood-borne disease.

     Certain other non-hemoglobin molecules have also been explored as blood substitutes. PFCs, inert chemicals which are capable of dissolving and transporting oxygen, have been studied most extensively. PFCs are synthetically produced thereby eliminating the risk of transmission of infectious diseases, can transport large amounts of oxygen, and have no antigenicity thereby eliminating the need for blood-typing and cross-matching. The Company is aware that two of its potential competitors have commenced human trials for the use of a PFC-based product as a blood substitute.

SOMATOGEN, INC.



     The mechanism of oxygen transport by PFC compounds is very different from hemoglobin or blood. Oxygen is physically dissolved into PFC emulsions, with no specific bonding interaction with the perfluorocarbon molecules. Thus, a linear increase in available oxygen results in a linear increase in the amount of oxygen dissolved in the PFC carrier, in contrast to the sigmoidal oxygen saturation-dissociation curve for hemoglobin. Consequently, PFCs require very high oxygen levels in the lung in order for them to dissolve physiologically meaningful amounts of oxygen. To achieve these high levels of oxygen, patients must be ventilated with very high levels of oxygen. Current anesthesia practice does not utilize high oxygen inspiration during surgery, and in many situations it is considered dangerous.

Competition

     Optro will compete directly with red blood cells for volume expansion and oxygen delivery applications and with other solutions for volume expansion applications. Additionally, Optro may supply clinical utility in specific clinical situations where the use of red blood cells is not necessary. There can be no assurance that Optro or any other product of Somatogen will have advantages which will be significant enough to cause medical professionals to adopt its use rather than to continue to use established therapies. The pricing of Somatogen's products in relation to established therapies could also affect market acceptance of such products. Somatogen believes, however, that Optro will compete on the basis of quality because it may offer a safe and cost-effective solution to the problems of red blood cell transfusions, while avoiding the problems of stroma-free hemoglobin. See "Somatogen's Recombinant Hemoglobin Technology."

     Competition in the pharmaceutical industry is intense. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of blood substitute products. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products.

SOMATOGEN, INC.

In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company. Companies pursuing several competing technologies have entered or are expected to enter clinical trials for their products. There can be no assurance that the Company will be able to compete successfully.

Government Regulation

     Regulation by governmental authorities in the United States and foreign countries will significantly affect the Company's and Lilly's ability to manufacture and market the Company's products and to conduct the Company's ongoing research and product development activities. All of Somatogen's current and anticipated future products will require regulatory approval by appropriate government agencies before those products can be commercialized. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals is costly and time-consuming. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company or Lilly or other collaborators or licensees to obtain, or any delay in obtaining, required regulatory approvals would adversely affect the marketing of the Company's products and its ability to derive product or royalty revenue.

     Preclinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"), which must be reviewed before human clinical testing can begin. The Company's preclinical studies for the initial indications for Optro described in the Company's first IND were completed in April 1991, and such studies did not show any significant toxic effect of Optro. These studies were performed in part by an independent preclinical testing lab, and the protocols were designed in consultation with the FDA.

SOMATOGEN, INC.


     Clinical trials involve the administration of the investigational new drug to healthy subjects and to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy/activity criteria to be evaluated. Each protocol and subsequent amendments must be submitted to the FDA. In addition, each clinical study must be conducted in accordance with "Good Clinical Practices" as prescribed by the FDA. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and patients, and the possible liability of the institution.

     Following completion of the Company's Phase I clinical trials, the Company reviewed the results of such trials with the FDA, which authorized the Company to proceed to early Phase II trials in surgical patients undergoing blood loss. The Company initiated these trials in the fall of 1994. See "Clinical Development Strategy." There can be no assurance that clinical testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk. The Company is aware of four blood substitute products developed by other companies which began clinical trials that were subsequently halted due to safety concerns; all four of these companies have since announced that they have resumed and are continuing clinical trials. Although the Company believes that its products are substantially different from other blood substitute products, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company to delay or suspend clinical trials.

SOMATOGEN, INC.

     In the case of biologic products such as the Company's recombinant hemoglobin, the results of pharmaceutical development and the preclinical and clinical testing are submitted to the FDA in the form of a product license application ("PLA"), and the results, data and facility description are submitted to the FDA in the form of an establishment license application ("ELA"). Under user fee legislation the ELA must be submitted within six months under standard review and three months under expedited review. The PLA and ELA must be approved before commercial sales may begin. The FDA may respond to the PLA and ELA by granting a product license, or by denying the applications if it finds that the applications do not meet the criteria for regulatory approval.

The FDA also may respond by requiring the Company to perform additional testing or supply additional information. Notwithstanding the submission of such data, the FDA may ultimately decide that the applications do not satisfy its regulatory criteria for licensing. The testing and approval process is likely to require substantial time and effort. There can be no assurance that approval will be granted for any of Somatogen's products on a timely basis, if at all. Somatogen has made and must continue to make substantial financial commitments in order to prove safety and efficacy/ activity of Optro in humans to receive FDA approval of Optro.

     In addition to regulations enforced by the FDA, the Company also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, the Compensation and Liability Act, the National Environmental Policy Act, the Clean Air Act, the Medical Waste Tracking Act, the federal Water Pollution Control Act and other present and potential future federal, state or local regulations. See "Manufacturing."

SOMATOGEN, INC.


     The regulatory process, which includes preclinical and clinical testing of each product to establish its safety and efficacy and post-marketing studies, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new product license application. Similar delays may also be encountered in foreign countries. Each manufacturing facility for a biologic product, such as Optro, must also be licensed by the FDA. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by Somatogen or any manufacturing facility intended to produce such products by the Company or Lilly. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product, manufacturer and manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products.

SOMATOGEN, INC.

Reimbursement

     Somatogen's ability to successfully commercialize its products will depend in part on the extent to which reimbursement of the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable Somatogen to maintain price levels sufficient for realization of an appropriate return on its investment in product development. The public and the federal government have recently focused significant attention on reforming the health care system in the U.S. A number of health care reform measures have been suggested, including price controls on therapeutics. Public discussion of such measures is likely to continue, and concerns about the potential effects on different possible proposals have been reflected in the volatility of the stock prices for companies in health care and related industries. Although the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, adoption of certain of the proposals could have a material adverse effect on the Company and its business and could cause volatility in the market price of the Company's stock.

Human Resources

     As of July 31, 1996 Somatogen employed 200 individuals, of whom approximately 56 hold Ph.D., M.D. or other advanced degrees. Of its total work force, 83 employees are dedicated to manufacturing, 65 are engaged in research and development activities and 52 are devoted to support and administrative activities. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. Somatogen believes that it has been successful in attracting skilled and experienced scientific personnel and that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

SOMATOGEN, INC.


     Somatogen's success is highly dependent on the continued services of a limited number of skilled managers and scientists. The loss of any of these individuals could have a material adverse effect on the Company. In addition, the success of the Company will depend upon, among other factors, successful recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that the Company will be able to retain existing employees, or find, attract or retain additional personnel on acceptable terms given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions of such personnel.

     Somatogen's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approval, manufacturing, sales and marketing, are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise will adversely affect prospects for the Company's success.

SOMATOGEN, INC.



Officers

     The officers of the Company and their ages as of August 31, 1996 are as follows:

Name                      Age   Position


Andre de Bruin              49    President and Chief Executive Officer

Robert F. Caspari, M.D      49    Senior Vice President of Medical
                                  Affairs

J. William Freytag, Ph.D.   45    Senior Vice President of Commercial
                                  Development

Timothy D. Hoogheem         43    Senior Vice President of Finance and
                                  Administration, Chief Financial Officer,
                                  Treasurer and Assistant Secretary

Richard J. Gorczynski, Ph.D.48    Vice President of Research and
                                  Development

Thomas A. Keuer             37    Vice President of Manufacturing and
                                  Process Engineering

Carol L. Cech, Ph.D         48    Vice President of Technology and
                                  Intellectual Property

Conrad A. McCarty           29    Corporate Controller

James C.T. Linfield         41    Secretary

SOMATOGEN, INC.

     Mr. de Bruin was appointed President and Chief Executive Officer in July 1994 and appointed to the Board of Directors in August 1994. He was appointed Chairman of the Board in January 1996. Since 1989, immediately prior to joining Somatogen, he was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, Indianapolis, Indiana, the U.S. subsidiary of Corange Ltd., a private, global health care corporation with sales exceeding
$3 billion. Mr. de Bruin serves on the Board of Directors of Diametrics Medical Inc. and BioStar, Inc.

     Dr. Caspari was appointed Senior Vice President of Medical Affairs in October 1994. Prior to joining Somatogen, he served as Vice President of Medical Affairs at Boehringer Mannheim Corporation, from August 1991 to October 1994. Immediately prior, he held the position of Executive Director of Research and Development at GynoPharma, Inc., from September 1988 to August 1991. Dr. Caspari was employed at Schering Plough from 1987 to April 1988 as Senior Director, Worldwide Cardiovascular Research and as Senior Director, International Clinical Research. He served in various positions at Lederle Laboratories from 1982 to 1987, including Director of Global New Product Management. Dr. Caspari received his M.D. from Georgetown University School of Medicine in 1975.

     Dr. Freytag was appointed Senior Vice President of Commercial Development in October 1994. Prior to joining Somatogen, he served as President of Molecular Diagnostics at Boehringer Mannheim Corporation, from October 1993 to October 1994. Immediately prior, he held the position of President of Research and Development from June 1990 to October 1993. Dr. Freytag was employed at DuPont
 Medical Products in various positions including Research and Development and Commercial Development from 1980 to 1990.
Dr. Freytag received his Ph.D. in biochemistry from the University of Kansas Medical Center. He served as a
Postdoctoral Fellow at Duke University for four years.

     Mr. Hoogheem was appointed Senior Vice President of Finance and Administration in July 1996 and has been Chief Financial Officer since May 1992. From May 992 to July 1996, Mr. Hoogheem served as the Company's Vice President of Finance. Mr. Hoogheem was appointed Assistant Secretary in March 1994 and appointed Treasurer in July 1994. Prior to joining Somatogen, he was employed by McDATA Corporation, a network communications company, from October 1990 to May 1992 as President and Chief Operating Officer and from October 1989 to October 1990 as Vice President of Finance and Chief Financial Officer.

SOMATOGEN, INC.

Mr. Hoogheem was employed at Storage Technology Corporation, a computer peripherals manufacturer, from March 1978 to October 1989, in various financial and administrative positions including Corporate Controller, Assistant to the President and Controller of the company's German Operations. He is a Certified Public Accountant.

     Dr. Gorczynski was appointed Vice President of Research and Development in November, 1994. Prior to joining Somatogen, he served as Senior Director of Drug Discovery at G.D. Searle from April 1993 to November 1994, where he led the Cardiovascular Diseases Research Department and managed the Discovery to Development Product Transition at Searle. He served in various other positions at G.D. Searle from 1985 to 1993, including
Senior Director of Scientific and Product Affairs in the Licensing and Business Development Group; Director, Cardiovascular Diseases Research Department; and Director, Biological Research. Prior to Searle, Dr. Gorczynski served as Section Head of Pharmacology at American Critical Care from 1983 to 1985. Dr. Gorczynski received his Ph.D. in Physiology at the University of Virginia in 1976.

     Mr. Keuer was appointed Vice President of Manufacturing and Process Engineering in October 1994. He served in various other positions at Somatogen from 1990 to 1994, including Director of Project Engineering. Prior to joining Somatogen, he was employed by Monsanto Company from 1980 to September 1990 in various manufacturing, process development and engineering positions, most recently as an Engineering Specialist for biotechnology-related projects. Mr. Keuer received an M.S. degree in biochemical engineering from Rice University in 1984.

     Dr. Cech has been Vice President of Technology and Intellectual Property since May 1991. Dr. Cech served as Director of Special Projects from November 1989 to May 1991 with responsibility for intellectual property and government contracts. From January 1987 to November 1989, she served as Scientific Director of Somatogenetics Instruments, Inc., a former subsidiary of Somatogen whose assets were sold to Beckman Instruments, Inc. in 1989. Before joining Somatogen, Dr. Cech was an Assistant Professor of Chemistry at the University of Colorado from 1978 to 1986. Dr. Cech received a Ph.D. in biophysical chemistry at the University of California, Berkeley, in 1975 and completed postdoctoral work as a Jane Coffin Childs Fellow in the Department of Biochemistry and Molecular Biology at Harvard University.

SOMATOGEN, INC.

     Mr. McCarty has been Corporate Controller since December 1995. Prior to joining Somatogen, he was employed by the accounting firm of Price Waterhouse LLP from December 1991 to December 1995 and held the position of audit manager immediately prior to joining the Company. Immediately prior, he held the position of risk analyst at RiskCap from August 1990 to December 1991. He is a Certified Public Accountant.

     Mr. Linfield has been Secretary since May 1991. Mr. Linfield has been a Partner of Cooley Godward LLP, counsel to the Company, since June 1993. Mr. Linfield served as Vice President and General Counsel of Somatogen from May 1992 through May 1993, and Vice President of Finance from February 1991 to May 1992 and as Chief Financial Officer from May 1991 to May 1992. Before joining Somatogen, he had been a partner of Davis, Graham & Stubbs, a Denver law firm, from 1985 to May 1991 (on leave from February
1991 to May 1991).  He received a J.D. from Harvard Law School in
1980.

Item 2.  Properties
- ------
     Somatogen's administrative offices and research laboratories comprise approximately 76,900 square feet located in Boulder, Colorado. The Company's laboratories are equipped for research activities in biochemistry, analytical chemistry and synthetic chemistry. The leases covering these facilities expire beginning in February 1997. The Company anticipates that its current facilities will meet the Company's research and development needs through fiscal 1997.

     The Company has a pilot manufacturing facility consisting of approximately 24,000 square feet. The Company's lease covering this facility expires in October 1997.

     In September 1992, the Company began construction of a clinical manufacturing facility ("CMF-1"), which was designed to expand the Company's capacity to produce Optro for U.S. and international clinical trials, as well as support initial commercial production. After entering into the Lilly Alliance, the Company reevaluated its manufacturing facility requirements, cancelled construction of the CMF-1 facility and recorded a charge of approximately $29 million in fiscal 1994. The land, building and related equipment of CMF-1 and land intended for construction of a larger commercial manufacturing facility are being held for sale.

SOMATOGEN, INC.



Item 3.  Legal Proceedings
- ------
     In December 1991, a warrantholder, with warrants to purchase an aggregate of 1,112 shares of Common Stock at a weighted average exercise price of $46.51 per share, filed a complaint in the District Court for the City and County of Denver, Colorado, James McCabe v. Somatogen, Inc., Charles H. Scoggin and James C.T. Linfield, apparently claiming, among other things, that he is entitled to warrants to purchase one-half of one percent of the number of shares of the Company's Common Stock outstanding as of an unspecified date for an aggregate exercise price of $59,512. The trial court granted summary judgment in favor of the Company in May 1994 on all claims. The grant of summary judgment was sustained in June 1996 by the Colorado Court of Appeals, and the Colorado Supreme Court has declined to hear the warrantholder's appeal.

     In October 1994, three other warrantholders with warrants to purchase an aggregate of 2,375 shares of Common Stock at a weighted average exercise price of $60 per share, filed a complaint in the District Court of the City and County of Denver, Colorado, Kenneth D. Anderson, et al. v. Somatogen, Inc. asserting claims similar to those asserted by James McCabe. In July 1995, the trial court granted summary judgment in favor of the Company on all claims. The warrantholders have appealed the grant of summary judgment. The Colorado Court of Appeals has not yet rendered a decision on such appeal. The Company believes that the warrantholders claims in the foregoing proceedings are without merit and that the outcome of the litigation will not have a material effect on the Company's capital structure or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------
     Not applicable.

SOMATOGEN, INC.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
- ------   Matters

     The Common Stock (NASDAQ symbol SMTG) began trading publicly in the over-the-counter market through The Nasdaq National Market on August 2, 1991. Prior to that date, there was no public market for the Common Stock. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low sale prices reported by The Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                   High        Low
                                                   ----        ----
Fiscal 1996:
First Quarter.................................    $26.13      $12.88
Second Quarter................................     21.38       12.13
Third Quarter.................................     25.38       16.75
Fourth Quarter................................     19.13       13.00
Fiscal 1995:
First Quarter.................................      9.06        7.50
Second Quarter................................      8.50        5.88
Third Quarter.................................      9.75        6.38
Fourth Quarter................................     15.00        8.50
Fiscal 1994:
First Quarter.................................     12.75        6.75
Second Quarter................................     15.00        8.25
Third Quarter.................................     10.50        6.75
Fourth Quarter................................     10.00        6.25


     As of July 31, 1996, there were approximately 1,252 holders of record of the Common Stock.

     The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

SOMATOGEN, INC.
Item 6. Selected Consolidated Financial Data
- ------  (In thousands, except per share amounts)

                                                                                      Period from
                                                                                      July 10, 1985
                                               Years ended June 30,                   (inception) to
                                   1996      1995       1994      1993      1992      June 30, 1996
                                   ----      ----       ----      ----      ----      -------------
Statement of Operations Data:
Revenue..........................$    --    $    --    $    11    $   659     $ 3,682    $  6,588
Operating expenses:
Research and development......... 19,849     18,890     18,029     19,859      11,612     101,252
Reimbursements from Lilly........ (6,150)    (4,022)        --         --          --     (10,172)
Reimbursements to Lilly..........  3,250        100         --         --          --       3,350
                                  ------     ------     ------     ------      ------     -------
Research and development, net.... 16,949     14,968     18,029     19,859      11,612      94,430
General, administrative and
  marketing......................  4,150      4,282      4,199      5,466       3,920      27,767
Writedown of manufacturing
  facility assets (1)............     --         --     29,194         --          --      29,194
                                  ------     ------     ------     ------      ------     -------
Total expenses................... 21,099     19,250     51,422     25,325      15,532     151,391
                                  ------     ------     ------     ------      ------     -------
Operating loss...................(21,099)   (19,250)   (51,411)   (24,666)    (11,850)   (144,803)
Interest income and other, net...  3,076      2,146        708      1,326       1,391       8,773
                                  ------     ------     ------     ------      ------     -------
Loss from continuing operations..(18,023)   (17,104)   (50,703)   (23,340)    (10,459)   (136,030)
Discontinued operations .........     --         --         --         --          --        (925)
                                  ------     ------     ------    -------      ------     -------
Net loss........................$(18,023)  $(17,104)  $(50,703)  $(23,340)   $(10,459)  $(136,955)
                                  ======     ======     ======     ======      ======     =======
Loss per share data:
  Loss from continuing
    operations..................$  (0.90)  $  (0.94)  $  (3.64)  $  (2.37)   $  (1.37)
                                  ======     ======     ======     ======      ======
Net loss .......................$  (0.90)  $  (0.94)  $  (3.64)  $  (2.37)   $  (1.37)
                                  ======     ======     ======     ======      ======
Shares used in calculating
  per share data................  20,075     18,269     13,935      9,852       7,611
                                  ======     ======     ======     ======      ======

SOMATOGEN, INC.



                                                       June 30,
                                 -----------------------------------------------------
Balance Sheet Data:                1996       1995       1994        1993         1992
                                   ----       ----       ----        ----         ----
Cash, cash equivalents and short-
  term investments.............. $54,276    $37,909    $52,017     $22,658      $31,011
Working capital.................  51,739     35,789     45,446      15,436       27,859
Total assets....................  69,161     51,880     65,994      60,368       43,883
Long-term debt and capital lease
  obligations...................      11        370      1,106       3,079        3,121
Deficit accumulated during the
  development stage.............(140,948)  (122,925)  (105,821)    (55,118)     (31,331)
Stockholders' equity............  63,304     47,361     57,803      49,211       36,154

________________
(1) Reflects revaluation of manufacturing facilities. See Notes 1 and 2 to Consolidated Financial Statements included herein.

SOMATOGEN, INC.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------  AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Form 10-K.

     Since 1987, Somatogen has been a development stage company and has devoted substantially all of its efforts and resources to research and development related to its recombinant hemoglobin technology. The Company has been unprofitable to date and expects to incur substantial and increasing operating losses for the next several years due to continued requirements for product and process research and development, preclinical and clinical testing, regulatory activities and establishment of a sales and marketing organization. For the period from its inception to June 30, 1996, the Company incurred a cumulative net loss of $136,955,000. The amount of future net losses and the time required by the Company to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

     In June 1994, the Company entered into the Lilly Alliance whereby Lilly is co-developing Somatogen's lead human hemoglobin product, Optro and in September 1995, Somatogen and Lilly agreed to amend certain terms of the Lilly Alliance. Somatogen and Lilly share certain development costs of Optro. Lilly has responsibility for commercial-scale manufacture of the product and will have exclusive marketing rights worldwide, except in North America and Scandinavia. Lilly and Somatogen will co-promote Optro in North America. Lilly will pay a royalty to the Company on sales of Optro outside North America (except in Scandinavia, where Pharmacia has the right to market Optro).

Results of Operations

     Fiscal year ended June 30, 1996 ("fiscal 1996") as compared to
the fiscal years ended   June 30, 1995 ("fiscal 1995") and June 30,
1994 ("fiscal 1994"):

SOMATOGEN, INC.


Revenue

     The Company had no revenue for fiscal 1996 and 1995.  The
Company had revenue of $11,000 for fiscal 1994. Fiscal 1994 revenue was derived primarily from a cost plus fixed fee government contract with the U.S. Navy which expired in September
1993 and research and development grants.

Operating Expenses

     For fiscal 1996, total operating expenses increased 10% to $21,099,000 from $19,250,000 for fiscal 1995, due to increased research and development efforts as further described herein.

     For fiscal 1995, total operating expenses decreased to $19,250,000 from $51,422,000 for fiscal 1994. Fiscal 1994 operating expenses included a $29,194,000 non-recurring charge related to the writedown of manufacturing assets. Excluding the non-recurring charge, total operating expenses decreased 13% from $22,228,000 in fiscal 1994, primarily due to the sharing of Optro development costs with Lilly.

     Net research and development expense for fiscal 1996 increased by 13% to $16,949,000 from $14,968,000 in fiscal 1995. For fiscal
1995, net research and development expenses decreased by 17% from $18,029,000 in fiscal 1994.

     Excluding Lilly reimbursements, research and development expense for fiscal 1996 increased by 5% to $19,849,000 from $18,890,000 for fiscal 1995. For fiscal 1995, research and development expense increased by 5% from $18,029,000 in fiscal 1994. These increases are primarily a result of increased expenditures related to product and process development, including preclinical trials.

     Reimbursements from Lilly aggregated $6,150,000 and $4,022,000 in fiscal 1996 and 1995, respectively. There were no reimbursements from Lilly in fiscal 1994. The increase in the reimbursements from Lilly is primarily a result of increased reimbursable clinical development expenditures and from the September 1995 amendment to the Lilly Alliance which provided that, effective January 1, 1996, certain process development expenditures would be reimbursable.

SOMATOGEN, INC.


     Reimbursements to Lilly aggregated $3,250,000 and $100,000 in fiscal years 1996 and 1995, respectively. There were no reimbursements to Lilly in fiscal 1994. The increase in reimbursements to Lilly results from the sharing of clinical development costs and from sharing process development costs which began January 1, 1996 pursuant to the September 1995 amendment to the Lilly Alliance.

     Reimbursements attributable to the Lilly Alliance may vary significantly from quarter to quarter and year to year.

     General, administrative and marketing expenses for fiscal 1996 of $4,150,000 decreased $132,000 or 3% compared to fiscal 1995.
For fiscal 1995, general, administrative and marketing expenses of $4,282,000 increased $83,000 or 2% compared to fiscal 1994.

     The Company incurred a non-recurring charge, which was principally non-cash, for the year ended June 30, 1994 associated with the writedown of its clinical manufacturing assets of $29,194,000.

Interest Income and Other, Net.

     For fiscal 1996, net interest income and other increased $930,000, or 43% to $3,076,000. The increase is the result of interest earned from higher average cash and investment balances and decreased interest expense resulting from lower debt and capital lease balances.

     For fiscal 1995, net interest income and other increased 203% to $2,146,000 from $708,000 in fiscal 1994. The increase is the result of higher average cash and investment balances, lower debt and capital lease balances and higher yields on U.S.
 government securities, commercial paper and money market funds held by the Company.

Taxes

     The Company incurred losses for federal income tax purposes in fiscal 1996, 1995 and 1994 and therefore incurred no tax liability or expense for any of those years.

SOMATOGEN, INC.



     At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $109,000,000. Under the federal income tax laws, approximately $3,000,000 of these loss carryforwards cannot be utilized due to prior changes in stock ownership. The remainder of the loss carryforwards will expire in the years 2003 through 2011.
Future changes in stock ownership could result in a further limitation on the utilization of present and future loss carryforwards. The Company also has research and development tax credit carryforwards of approximately $3,700,000 which expire in the years 2003 through 2011.

    Deferred tax assets have been reduced to the amount realizable, zero, by a valuation allowance based on the Company's history of losses.

Liquidity and Capital Resources

     Somatogen's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase during fiscal 1997 compared to the levels experienced in fiscal 1996, and to increase in subsequent fiscal years as the clinical trials for Optro increase in scope and the preclinical and clinical studies of new products are undertaken. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products. The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

     At June 30, 1996 the Company had cash, cash equivalents and short-term investments of $54,276,000. The Company's cash, cash equivalents and short-term investments increased approximately $16,367,000 during fiscal 1996. This increase is primarily due to cash proceeds provided from the issuance of common stock offset partially by the use of cash for operations.

SOMATOGEN, INC.


     In September 1992, the Company commenced construction of a clinical manufacturing facility. The Company had also acquired land for, and begun the design of, a larger commercial manufacturing facility. In conjunction with entering into the Lilly Alliance, an evaluation of the Company's future manufacturing requirements was completed and construction of the clinical manufacturing facility was discontinued. During the fourth quarter of fiscal 1994, the Company recognized a non-recurring charge, which was principally non-cash, associated with the writedown of its clinical and commercial manufacturing assets of approximately $29,200,000. The components of the charge included approximately $21,000,000 for the clinical manufacturing facility, $6,000,000 for related manufacturing equipment and approximately $2,200,000 for engineering design costs for the proposed commercial manufacturing facility. Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $6,446,000 are classified in Somatogen's balance sheet as assets held for sale.

     For the year ended June 30, 1996, the Company realized $941,000 in proceeds from the sale of clinical manufacturing assets. At June 30, 1994, approximately $1,700,000 was recorded as an accrual related to obligations resulting from the discontinuance of construction of the clinical manufacturing facility and related activities. At June 30, 1996, the balance of this accrual is $457,000.

     The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurance that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

     The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of June 30, 1996, the Company had outstanding capital lease obligations of $170,000. Additionally, the Company had aggregate future operating lease obligations of approximately $1,700,000 at June 30, 1996. The Company spent $2,009,000 during the year ended June 30, 1996 for the purchase of capital equipment and leasehold improvements.

SOMATOGEN, INC.

     During the fiscal year beginning July 1, 1996, the Company's operating requirements include increases in research and development costs, including costs related to clinical trials and product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility.
In subsequent fiscal years, the Company's operating requirements will include continuing increases in research and development funding to cover the costs of expanded preclinical and clinical trials and product development, including reimbursements to Lilly, as well as general, administrative, marketing and distribution expenses.

     In order to meet its long-term financing requirements, the Company may pursue a number of financing alternatives, including public and/or private offerings of securities and additional strategic alliances. However, there can be no assurance that the Company will be able to raise additional financing from any of such sources, or that any additional funding which may become available to the Company will be on acceptable terms. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of the capital markets and the rate of progress of the Company's clinical field trials.
Any additional financing that the Company may be able to obtain could result in substantial dilution to existing stockholders.
If adequate funds are not available, the Company will be required to significantly curtail operations. Any such action could impact the Company's research and development programs, including the Company's clinical field trial program. Any of these events could adversely affect the Company's ability to commercialize its products.

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

Item 8.  Financial Statements and Supplementary Data
- ------
     Financial Statements appear on pages 57 to 77 of this Annual Report on Form 10-K.

SOMATOGEN, INC.



Item 9.  Changes in and Disagreements with Accountants on Accounting
- ------   and Financial Disclosure

     The Company, effective August 24, 1994, engaged Price Waterhouse LLP as its independent accountants. The former independent accountants for the Company were Ernst & Young LLP. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended June 30, 1994 and 1993 or for any subsequent interim period which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report, and neither report contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has received a letter from its former auditors concurring with the above statement. The decision to change auditors was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.


PART III

Item 10. Directors and Executive Officers
- -------
     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996.

     The required information concerning Executive Officers of the Company is contained in Item 1, "Description of Business -- Officers."

     The required information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996.

SOMATOGEN, INC.



Item 11. Executive Compensation
- -------
     Incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -------
     Incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996.

Item 13.  Certain Relationships and Related Transactions
- -------
      Incorporated by reference from registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
- -------   8-K

(a-1) Financial Statements

The following consolidated financial statements of the registrant are filed with this Annual Report on Form 10-K:
                                                              Page
Report of Price Waterhouse LLP, Independent Accountants        55

Report of Ernst & Young LLP, Independent Auditors              56

Consolidated Balance Sheet at June 30, 1996 and 1995           57

Consolidated Statement of Operations for each of the three
years in the period ended June 30, 1996 and for the period
from July 10,1985 (inception) to June 30, 1996                 59

Consolidated Statement of Stockholders' Equity for the period
from July 10, 1985 (inception) to June 30, 1996                61

Consolidated Statement of Cash Flows for each of the three
years in the period ended June 30, 1996 and for the period
from July 10, 1985 (inception) to June 30, 1996                64

Notes to Consolidated Financial Statements                     67

SOMATOGEN, INC.

(a-2) The exhibits to this annual report on Form 10-K are listed under item 14(c) below.

The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form
10-K pursuant to Item 14(c):


Exhibit
Number  Description
- ------  -----------------
10.2    Registrant's Stock Option Plan as amended (the "Plan"). (1)
10.3    Form of Incentive Stock Option under the Plan. (2)
10.4    Form of Nonstatutory Stock Option under the Plan. (2)
10.25 Registrant's Employee Stock Purchase Plan and related offering document. (2)
10.40   Non-Employee Director Stock Option Plan. (3)
10.63   Consultants Stock Option Plan. (4)

(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48789) and incorporated by reference thereto.

(2) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-41229) and incorporated by reference thereto.

(3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference thereto.

(4) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

     The registrant did not file any Reports on Form 8-K during the last quarter of fiscal 1996.

(c)  Exhibits

SOMATOGEN, INC.

Exhibit
Numbers   Description
- -------   -----------
  3.1     Amended and Restated Certificate of Incorporation.(1)
  3.3     Bylaws.(1)
  4.1     Reference is made to Exhibits 3.1 and 3.3.(1)
  4.2 Amended and Restated Registration Agreement between the Registrant and the parties named therein, dated as of
          March 28, 1990, as amended.(1)
  4.3     Reference is made to Exhibit 10.8.(1)
  4.4     Amendment to the Amended and Restated Registration Agreement,
          dated as of   June 14, 1991, between the Registrant and the
          parties named therein.(1)
  4.5     Specimen Common Stock certificate.(1)
 10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers with related schedule.(2)
 10.2     Registrant's Stock Option Plan as amended (the "Plan").(2)
 10.3     Form of Incentive Stock Option under the Plan.(1)
 10.4     Form of Nonstatutory Stock Option under the Plan.(1)
 10.6 Purchase Agreement between the Registrant and parties named therein, dated as of October 28, 1988.(1)
 10.7 Series B Preferred Stock Purchase Agreement between the Registrant and the parties named therein, dated as of March 28, 1990.(1)
 10.8 Amendment to Series B Preferred Stock Purchase Agreement, dated as of February 22, 1991, between the Registrant and the parties named therein.(1)
 10.9 Amendment to Preferred Stock Purchase Agreements, dated as of June 14, 1991, between the Registrant and the parties named therein.(1)
 10.19 Lease Agreement between the Registrant and 2545 Central Avenue Partnership ("Central"), dated as of April 13, 1990, as amended.(2)
 10.20 Lease Agreement between the Registrant and Central, dated as of September 21, 1990.(1)
 10.21 Master Lease and Warrant Agreement between the Registrant and Pacific, as the assignee of Equitec, dated as of March 31, 1989.(1)
 10.22 Master Lease and Warrant Agreement between the Registrant and Pacific, dated as of May 2, 1990.(1)
 10.23 Master Lease Agreement between the Registrant and Dominion, dated as of June 29, 1990.(1)
 10.25 Registrant's Employee Stock Purchase Plan and related offering document.(1)

SOMATOGEN, INC.

 10.26 Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of March 19, 1992, and accompanying Letter of Credit, as amended, dated as of March 30, 1992, and Promissory Note, Master Security Agreement, and Cross Collateral Agreement, dated as of May 22, 1992.(2)
 10.27 Lease/Option Agreement between the Registrant and the parties named therein, dated as of November 26, 1991, as amended (with certain confidential information in brackets deleted).(2)
 10.28 Purchase Agreement between the Registrant and the parties named therein, dated as of November 26, 1991, as amended (with certain confidential information in brackets deleted).(2)
 10.29 Engineering, Procurement and Validation Service Agreement for Commercial Manufacturing Facility No. 1 between the Registrant and Fluor Daniel, Inc., dated as of April 1, 1992 (with certain confidential information in brackets deleted).(2)
 10.30 Engineering, Procurement and Validation Services Agreement for Commercial Manufacturing Facility No. 2 between the Registrant and Fluor Daniel, Inc., dated as of April 1, 1992 (with certain confidential information in brackets deleted).(2)
 10.31    Form of warrant with related schedule.(2)
 10.33 Letter agreement dated July 9, 1992 between the Registrant and General Electric Capital Corporation, amending the Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of March 19, 1992.(2)
 10.34 Lease Agreement between the Registrant and Central, dated as of November 25, 1991.(3)
 10.35 Deed of Trust Note to Flatiron Industrial Park Co. and related Warranty Deed dated September 2, 1992.(3)
 10.36 Water and Wastewater Service Agreement between the City of Boulder and the Company dated as of September 28, 1992.(4)
 10.38 Construction Management Services Agreement for Commercial Manufacturing Facility No. 1 between the Company and Fluor Daniel, Inc., dated as of August 1, 1992 (with certain confidential information deleted) and related letter agreement dated December 1, 1992 (with certain confidential information deleted).(5)
 10.39 Letter agreement dated October 9, 1992 between the Company and Comdisco Electronics Group regarding lease financing commitment.(5)

SOMATOGEN, INC.

 10.40    Non-Employee Director Stock Option Plan.(6)
 10.41 Master lease agreement dated April 28, 1993 between Registrant and BancBoston. (6)
 10.42 Amendment to the Engineering Procurement and Validation Services Agreement for Commercial Manufacturing Facility No.1, between the Company and Fluor Daniel, Inc., dated as of April 1, 1994 (with certain confidential information in brackets deleted). (7)
 10.43 Amendment to the Construction Management Services Agreement for Commercial Manufacturing Facility No. 1 between the Company and Fluor Daniel, Inc., dated as of April 1, 1994 (with certain confidential information in brackets deleted).(7)
 10.44 Agreement dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company, and Lilly Industries Limited (with certain confidential information in brackets deleted). (8)
 10.45 Amendment dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company and Lilly Industries Limited. (8)
 10.46 Stock Purchase Agreement between Somatogen, Inc., Eli Lilly and Company and Lilly Industries Limited. (8)
 10.47 Form of Severance Agreement entered into between the Registrant and certain of its Executive Officers with Related Schedule. (8)
 10.48    Key Employee Agreement for Andre de Bruin, dated July 13,
          1994. (10)
 10.49    Letter of Employment for J. W. Freytag, dated September 28,
          1994. (10)
 10.50    Letter of Employment for Robert F. Caspari, dated October 14,
          1994. (10)
 10.51 Letter of Employment for Richard J. Gorczynski, dated November 14, 1994. (10)
 10.52 Promissory Note of J. William Freytag for the benefit of the Registrant, dated November 21, 1994. (10)
 10.53 Promissory Note of Robert F. Caspari for the benefit of the Registrant dated December 14, 1994. (10)
 10.54    Consulting Agreement for Charles H. Scoggin, dated
          January 18, 1995. (10)
 10.55 Lease Agreement dated February 14, 1995 with Central for portion of 2545 Central Avenue, Boulder, Colorado. (11)
 10.56    Lease Agreement dated February 14, 1995 with Central for
          2590 Central Avenue, Boulder, Colorado. (11)

SOMATOGEN, INC.

 10.57    Lease Agreement dated February 14, 1995 with Central for
          5797 Central Avenue, Boulder, Colorado. (11)
 10.58 Lease Renewal Amendment dated December 29, 1994 to the Master Lease Agreement with General Electric Capital Corporation dated March 19, 1992. (11)
 10.59 Lease Renewal Contract dated December 29, 1994 with Ellco Leasing Corporation. (11)
 10.60 Exclusive Agency Agreement dated March 30, 1995 with Binswanger Chesterton. (11)
 10.61    Promissory Note of Richard Gorczynski for the benefit of
          the Registrant dated   July 13, 1995. (12)
 10.62 Consulting Agreement with Ralph Snyderman, M.D., dated October 24, 1994. (12)
 10.63    Consultants Stock Option Plan. (12)
 10.64 Promissory Note of Fiona Wood for the benefit of the Registrant dated July 30, 1996.
 10.65 Amendment dated July 1, 1996 to Exclusive Agency Agreement with Binswanger Chesterton.
 16.1     Letter Re: Change in Certifying Accountant. (9)
 23.1     Consent of Price Waterhouse LLP, Independent Accountants
 23.2     Consent of Ernst & Young LLP, Independent Auditors.
 24.1     Power of Attorney.  Reference is made to page 53.

(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-41229) and incorporated herein by reference thereto.

(2) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48789) and incorporated herein by reference thereto.

(3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference thereto.

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference thereto.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 and incorporated herein by reference thereto.

SOMATOGEN, INC.


(6) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference thereto.

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference thereto.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference thereto.

(9) Previously filed as an exhibit to the Company's Form 8-K filed on August 24, 1994 and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference thereto.

SOMATOGEN, INC.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of September 1996.

                                          SOMATOGEN, INC.


                                      By:   Andre de Bruin
                                        ----------------------
                                 President and Chief Executive Officer
                                    (Principal executive officer)



POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andre de Bruin and Timothy D.
 Hoogheem, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOMATOGEN, INC.

Signature               Title                        Date


Andre de Bruin          President, Chief Executive   September 4, 1996
                        Officer and Director
                        (Principal executive officer)


Timothy D. Hoogheem     Senior Vice President of     September 4, 1996
                        Finance and Administration,
                        Chief Financial Officer
                        and Treasurer
                        (Principal financial officer)


Conrad  A. McCarty      Corporate Controller         September 4, 1996
                        (Principal accounting officer)

Kinney L. Johnson       Director                     September 4, 1996

Bernadine Healy         Director                     September 4, 1996

Gene I. Miller          Director                     September 4, 1996

George B. Rathmann,     Director                     September 4, 1996
  Ph.D.

Jack W. Schuler         Director                     September 4, 1996

Ralph Snyderman, M.D.   Director                     September 4, 1996


SOMATOGEN, INC.



                     Report of Independent Accountants
                     ---------------------------------



To the Board of Directors and Stockholders of Somatogen, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Somatogen, Inc. (a development stage enterprise) at June 30, 1996 and 1995, and the results of their operations and their cash flows for the two fiscal years then ended and for the period from inception (June 10, 1985) to June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Boulder, Colorado
July 26, 1996

SOMATOGEN, INC.

                        Report of Independent Auditors
                        ------------------------------

The Board of Directors and Stockholders
Somatogen, Inc.

     We have audited the accompanying consolidated balance sheet of Somatogen, Inc. (a corporation in the development stage), as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1994, and for the period from July 10, 1985 (inception) to June 30, 1994
(not separately  presented herein).   These financial statements are
the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Somatogen, Inc. at June 30, 1994, and the consolidated results of its operations and its cash flows for the year
ended   June 30, 1994, and for the period from July 10, 1985
(inception) to June 30, 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


San Jose, California
July 29, 1994

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                            CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

(Caption>
                                   ASSETS
                                                      June 30,         June 30,
                                                        1996             1995
                                                      -------          --------
Current assets:
  Cash and cash equivalents                           $29,541          $26,376
  Short-term investments                               24,735           11,533
  Receivable from Lilly                                 1,852            1,130
  Other receivables                                     1,013              470
  Prepaid expenses and other current assets               444              429
                                                      -------          -------
     Total current assets                              57,585           39,938
Property and equipment, at cost, net of
  accumulated depreciation and amortization             4,042            3,885
Assets held for sale                                    6,446            7,407
Other assets                                            1,088              650
                                                      -------          -------
                                                      $69,161          $51,880
                                                      =======          =======

                                   LIABILITIES
Current liabilities:
  Accounts payable                                    $ 1,826           $1,463
  Accrued payroll and payroll related                     801              844
  Payable to Lilly                                      2,454              100
  Other accrued liabilities                               603              577
  Current portion of long-term debt
    and capital lease obligations                         162            1,165
                                                      -------           ------
      Total current liabilities                         5,846            4,149
Long-term debt and capital lease obligations               11              370
                                                      -------           ------
Total liabilities                                       5,857            4,519
                                                      -------           ------


See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                       CONSOLIDATED BALANCE SHEET (CONTINUED)
               (In thousands, except share and per share amounts)

(Caption>
                                 STOCKHOLDERS' EQUITY
                                                      June 30,         June 30,
                                                        1996             1995
                                                      -------          --------

Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized at June 30, 1996
    no shares  issued or outstanding                       --               --
  Common stock, $.001 par value, 35,000,000
    shares authorized, 20,684,970 and 18,552,021
    shares issued and outstanding at June 30, 1996
    and 1995, respectively                                 21               18
  Additional paid-in capital                          204,518          170,268
  Deficit accumulated during the development stage   (140,948)        (122,925)
  Deferred compensation related to grant of options      (287)              --
                                                     --------         --------
      Total stockholders' equity                       63,304            47,361
                                                     --------         --------

                                                     $ 69,161         $ 51,880
                                                     ========         ========



See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                     SOMATOGEN, INC.
                        (A Corporation in the Development Stage)

                            CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except share and per share amounts)

(Caption>
                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1996           1995       1994         June 30, 1996
                                     ----           ----       ----         -------------

Revenue:
  Technology disclosure and
    license fees                                               $      7      $   4,904
  Research and development
    grants and contracts                                              4          1,684
                                                               --------      ---------
        Total revenue                                                11          6,588
                                                               --------      ---------
Operating expenses:
  Research and development,       $19,849         $ 18,890       18,029        101,252
  Reimbursements from Lilly        (6,150)          (4,022)          --        (10,172)
  Reimbursements to Lilly           3,250              100           --          3,350
                                  -------         --------     --------      ---------
  Research and development, net    16,949           14,968       18,029         94,430
  General, administrative
    and marketing                   4,150            4,282        4,199         27,767
  Writedown of manufacturing
    facility assets                    --               --       29,194         29,194
                                  -------         --------     --------      ---------
       Total operating expenses    21,099           19,250       51,422        151,391
                                  -------         --------     --------      ---------
Operating loss                    (21,099)         (19,250)     (51,411)      (144,803)
Interest income and other, net      3,076            2,146          708          8,773
                                  -------         --------     --------      ---------
Loss from continuing operations   (18,023)         (17,104)     (50,703)      (136,030)



See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                    CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                  (In thousands, except share and per share amounts)

(Caption>
                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1996           1995       1994         June 30, 1996
                                     ----           ----       ----         -------------

Discontinued operations:
  Loss from operations
    of subsidiary                        --               --          --      $  (1,225)
  Gain on sale of subsidiary             --               --          --            300
                                   --------        ---------   ---------      ---------
Net loss                         $  (18,023)       $ (17,104)  $ (50,703)     $(136,955)
                                 ==========        =========   =========      =========

Net loss per share               $    (0.90)       $   (0.94)  $   (3.64)
                                 ==========        =========   =========

Shares used in calculating
  per share data                 20,075,000       18,269,000  13,935,000
                                 ==========       ==========  ==========




See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (In thousands, except share and per share amounts)

(Caption>
                                                                       Deficit      Deferred
                                                                      accumulated  compensation
                                                          Additional   during the   related to    Total
                                      Common Stock         paid-in    development   grant of   stockholders'
                                   Shares       Amount     capital       stage      options       equity
                                   ------       ------    ----------  -----------  ------------ -----------
Balances accumulated from
July 10, 1985 (inception)
through June 30, 1993            10,200,428       $10     $104,875     $(55,118)     $(556)    $ 49,211

Issuance of 197,737 shares of
  common stock upon exercise of
  stock options for cash at $0.40
  to $9.50 per share and exchange
  of 23,482 warrants                221,219        --          217           --         --          217

Issuance of 5,052,000 shares of
  common stock, net of issuance
  costs of $2,774                 5,052,000         5       42,887           --         --       42,892

Issuance of 1,822,669 shares of
  common stock to Lilly           1,822,669         2       14,998           --         --       15,000

Other                               110,679        --          770           --        416        1,186

Net loss                                 --        --           --      (50,703)        --      (50,703)
                                  ---------       ---      -------     --------       ----      -------
Balance, June 30, 1994           17,406,995        17      163,747     (105,821)      (140)      57,803




See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                   (In thousands, except share and per share amounts)

                                                                       Deficit      Deferred
                                                                      accumulated  compensation
                                                          Additional   during the   related to    Total
                                      Common Stock         paid-in    development   grant of   stockholders'
                                   Shares       Amount     capital       stage      options       equity
                                   ------       ------    ----------  -----------  ------------ -----------

Issuance of 381,463 shares of
  common stock upon exercise of
  stock options for cash at $0.40
  to $9.75 per share                381,463        --          299          --         --           299

Issuance of 710,750 shares of
  common stock to Lilly             710,750         1        5,999          --         --         6,000

Other                                52,813        --          223          --        140           363

Net loss                                 --        --           --     (17,104)        --       (17,104)
                                 ----------       ---       ------    --------      -----       -------

Balance, June 30, 1995           18,552,021        18      170,268    (122,925)        --        47,361

Issuance of 263,571 shares of
  common stock upon exercise of
  stock options for cash at $0.40
  to $18.50 per share and exchange
  of 5,000 warrants                 263,571        --          773         --          --          773




See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                   (In thousands, except share and per share amounts)

(Caption>
                                                                       Deficit      Deferred
                                                                      accumulated  compensation
                                                          Additional   during the   related to    Total
                                      Common Stock         paid-in    development   grant of   stockholders'
                                   Shares       Amount     capital       stage      options       equity
                                   ------       ------    ----------  -----------  ------------ -----------

Issuance of 420,685 shares of
  common stock to Lilly           420,685           1       8,999            --          --         9,000

Issuance of 1,400,000 shares of
  common stock, net of issuance
  costs of $1,735               1,400,000           2      23,464            --          --        23,466

Other                              48,513          --       1,014            --        (287)          727

Net loss                               --          --          --       (18,023)         --       (18,023)
                               ----------         ---    --------     ---------       -----      --------

Balance, June 30, 1996         20,684,790         $21    $204,518     $(140,948)      $(287)     $ 63,304
                               ==========         ===    ========     =========       =====      ========



See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                     (In thousands, except share and per share amounts)

(Caption>
                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1996           1995       1994         June 30, 1996
                                     ----           ----       ----         -------------

Cash flows provided by (used in)
  operating activities:
Net loss                            $(18,023)      $(17,104)   $(50,703)      $(136,955)
Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization        1,928          2,504       2,812          14,767
  Writedown of manufacturing
    facility assets                       --             --      29,194          29,194
  Other                                  418            192         179             962
Changes in assets and liabilities:
  Receivables                         (1,265)        (1,247)        220          (2,703)
  Prepaid expenses and other
    current assets                       (15)          (106)        122            (419)
  Accounts payable and accrued
    liabilities                        2,700         (1,848)       (786)          5,835
  Other, net                              (3)             6         221             328
                                     -------      ---------     -------         -------
    Net cash used in operating
        activities                   (14,260)       (17,603)    (18,741)        (88,991)
                                     -------      ---------     -------         -------




See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                     CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED) (In thousands, except share and per share amounts)

(Caption>
                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1996           1995       1994         June 30, 1996
                                     ----           ----       ----         -------------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term
    investments                     (66,723)        (29,651)    (34,246)     (248,961)
  Proceeds from sale of short-term
    investments                      53,521          42,501      12,387       224,226
  Purchases of property and
    equipment                        (2,009)         (2,132)     (5,535)      (22,255)
  Proceeds from sale of property
    and equipment                       971           1,711          96         2,778
  Additions to construction-
    in-progress                          --              --      (2,809)      (18,956)
  Other                                (521)           (200)       (159)       (8,886)
                                    -------        --------     -------     ---------
      Net cash provided by (used in)
       investing activities         (14,761)         12,229     (30,266)      (72,054)
                                    -------        --------     -------     ---------

Cash flows provided by (used in)
  financing activities:
  Payments of capital lease
    obligations and long-term debt  (1,362)          (2,233)     (2,381)      (10,294)
  Net proceeds from issuance of
    stock and warrants              33,548            6,349      58,888       197,361
  Other                                 --               --          --         3,519
                                   -------        ---------     -------     ---------
      Net cash provided by
       financing activities         32,186            4,116      56,507       190,586
                                   -------        ---------     -------     ---------


See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                   (In thousands, except share and per share amounts)

                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1996           1995       1994         June 30, 1996
                                     ----           ----       ----         -------------

Net increase (decrease) in
  cash and cash equivalents         3,165            (1,258)     7,500        29,541

Cash and cash equivalents at
  beginning of period              26,376            27,634     20,134            --
                                 --------          --------   --------       -------

Cash and cash equivalents at
  end of period                  $ 29,541          $ 26,376   $ 27,634       $29,541
                                 ========          ========   ========       =======


Supplemental disclosures of
  cash flow information:
    Cash paid for interest       $    111          $    265   $    285       $ 2,380
    Capital lease obligations
      incurred for purchase of
      property and equipment           --               560        202         5,318
    Equipment deposits transferred
      to net property, plant and
      equipment                        --                --      3,423         3,423
    Net property, plant and
      equipment transferred to
      assets held for sale             --                --      9,541         9,541


See accompanying notes to consolidated financial statements.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

     Organization:

     Somatogen, Inc. (the "Company") was organized in 1985.  The
Company has devoted substantially all of its efforts and resources since 1987 to research and development related to its recombinant hemoglobin technology and is considered to be in the development stage. The Company was reincorporated in the State of Delaware in March 1989. The Company's corporate research and development offices and pilot production facility are located in Boulder, Colorado.

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its previously owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Significant estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the periods. Significant estimates have been made by management in the preparation of these financial statements, in particular with respect to the carrying value and realizability of the assets held for sale. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     Cash and cash equivalents and short-term investments:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are carried at cost plus accrued interest and consist of commercial paper and government obligations, having original maturities of longer than three months but less than one year, held at financial institutions. The carrying values of the Company's cash equivalents and short-term investments approximate their market values based on quoted market prices. All cash equivalents and short-term investments are expected to be held to maturity.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Property and equipment:

     The components of property and equipment, exclusive of assets held for sale, are as follows (in thousands):

                                                            June 30,
                                                   --------------------------         Estimated
                                                       1996            1995            Lives
                                                       ----            ----          ---------
     Laboratory and pilot production equipment        $4,364          $2,873        5 - 10 years
     Laboratory and pilot production equipment
       under capital leases                            5,763           5,788        3 -  5  years
     Office furniture and equipment                    1,809           1,429        3 - 10 years
     Office furniture and equipment under
       capital leases                                  1,266           1,266        3 -  5  years
     Leasehold improvements                            3,718           3,616        2 -  4  years
                                                      ------          -----
                                                      16,920          14,972
     Less accumulated depreciation
       and amortization                              (12,878)        (11,087)
                                                      ------          ------
                                                      $4,042          $3,885
                                                      ======          ======

     Property and equipment purchased are depreciated using the straight-line method over their estimated useful lives. Property and equipment acquired under capital lease agreements are amortized using the straight-line method over the shorter of the useful life or the related lease term. Accumulated depreciation for leased equipment was $6,853,000 and $6,526,000 at June 30, 1996 and 1995, respectively.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Assets held for sale:

     Land and building related to manufacturing facilities and the related manufacturing equipment, aggregating $6,446,000 and $7,407,000 at June 30, 1996 and June 30, 1995, respectively, are classified as assets held for sale. These assets are carried at their estimated net realizable value (See Note 2).

     Other assets:

     Other assets at June 30, 1996 and 1995 include approximately
$1,010,000 and $560,000, respectively, of patent costs, net of accumulated amortization, which are capitalized as incurred and amortized over a twelve-year period.

     Revenue recognition:

     Technology disclosure fees, licensing fees and option payments, related to future performance, are deferred and recorded as revenue as they are earned over specified future performance periods. In return for contract payments, contract partners have received or will receive certain marketing and/or manufacturing rights and material for clinical use and testing. Revenue recognized under arrangements with Pharmacia & Upjohn, Inc. aggregated approximately $4,500,000 for the period from July 10, 1985 (inception) to June 30,
1996.   Research and development fees and grant revenue irrevocably received are recognized as revenue when received.

     Research and development costs:

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various laboratories that conduct certain activities on behalf of the Company.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pursuant to an alliance between Somatogen and Eli Lilly and Company ("Lilly") entered into on June 24, 1994, Lilly is co-developing Somatogen's lead human hemoglobin product, Optro, sharing in and being reimbursed for certain clinical development costs and contributing advisory and support services. Expense reimbursements from Lilly and payable to Lilly are disclosed as separate components of research and development in the Consolidated Statement of Operations.

     Net loss per share:

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

     New accounting standards:

     In June 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("Statement 121") which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt Statement
121 for fiscal 1997. The Company believes the adoption of Statement 121 will not have a significant effect on its financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements. As allowed by Statement 123, the Company will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25; accordingly the adoption of Statement 123 will have no effect on the Company's financial position or results of operations.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Reclassifications:

     Certain prior year amounts on the consolidated financial statements and footnotes have been reclassified to conform to the current year presentation.

Note 2.   Lilly Alliance

     In June 1994, the Company entered into a global strategic alliance with Lilly whereby Lilly will co-develop Somatogen's lead human hemoglobin product, Optro, (the "Lilly Alliance") and in September 1995, Somatogen and Lilly agreed to amend certain terms of the Lilly Alliance. Under the terms of the Lilly Alliance, Lilly is responsible for establishing manufacturing facilities to supply Optro for Phase III clinical trials and for global commercialization. In North America, the Company's expanded
Phase II and Phase III trials for Optro will be performed in conjunction with Lilly's clinical and research groups, and Lilly and Somatogen will co-promote the product, splitting the development costs and sharing equally in the profits. Outside of North America, except in Scandinavia, Lilly will be responsible for clinical development of Optro and related costs, and will have exclusive marketing rights. Lilly will pay Somatogen a royalty on Optro sales outside North America.

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

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The amendment also modified the termination provisions of the alliance, which provide for payment of certain financial consideration by Lilly to Somatogen in the event that the alliance is terminated under certain circumstances. Pharmacia & Upjohn, Inc. has the marketing rights to Optro in Scandinavia under its 1991 agreement with Somatogen.

     In accordance with the terms of the Lilly Alliance, Somatogen and Lilly share certain development costs. Pursuant to the September 1995 amendment, effective January 1, 1996 Somatogen and Lilly began to share certain process improvement costs.

     As a result of the Lilly Alliance, the Company discontinued all activity surrounding its clinical and commercial manufacturing facilities and reduced the carrying value of these manufacturing facilities to their estimated net realizable values during the year ended June 30, 1994. The fiscal 1994 charge to operations of $29,200,000 included approximately $21,000,000 for the clinical manufacturing facility under construction, $6,000,000 for the related clinical manufacturing equipment and $2,200,000 for the engineering design costs of the commercial manufacturing facility. Approximately $1,700,000 of the charge was related to liabilities accrued at June 30, 1994 to terminate certain construction contracts and provide for costs to ready certain assets for sale. Approximately $457,000 of this balance is remaining at June 30, 1996.

Note 3.   Income taxes

     At June 30, 1996, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $109,000,000. Under the federal income tax laws, approximately $3,000,000 of these carryforwards cannot be utilized due to prior changes in stock ownership. The remainder of the loss carryforwards will expire in the years 2003 through 2011. Future changes in stock ownership could result in a further limitation on the utilization of present and future loss carryforwards. The Company also has research and development tax credit carryforwards of approximately $3,700,000 which will expire in the years 2003 through 2011.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                       June 30
Deferred tax assets:                                  1996       1995
                                                      ----       ----
Net operating loss carryforwards                    $40,600     $33,200
Research and development carryforwards                3,700       3,200
Temporary differences, net                           10,100      10,700
                                                    -------     -------
                                                     54,400      47,100
Valuation allowance                                 (54,400)    (47,100)
                                                    -------     -------
Net deferred tax asset                              $    --     $    --
                                                    =======     =======

     There were no material deferred tax liabilities as of June 30, 1996 or June 30, 1995.

     At June 30, 1996 and 1995, a valuation allowance for deferred tax assets of $54,400,000 and $47,100,000, respectively, are required to reduce the deferred tax assets to the amount realizable, zero, based on the Company's history of losses. The valuation allowance increased by $7,300,000 during the year ended June 30, 1996, primarily due to additional losses incurred during the year for which no tax benefit was recorded.

Note 4.   Leases

     The Company leases office, production and research and development facilities as well as certain equipment under agreements that expire at various dates through October 1998. Total rent expense charged to operations for the years ended June 30, 1996, 1995 and 1994 was $1,225,000, $1,387,000 and $1,718,000, respectively.

     The aggregate future minimum rental commitments as of June 30, 1996 for capital and non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Year Ending                                     Operating  Capital
     June 30,                                         Leases    Leases
                                                      --------  -------
       1997                                           $1,169     $165
       1998                                              531        9
       1999                                               --        3
       2000                                               --       --
                                                      ------     ----
       Minimum lease payments                         $1,700      177
       Less amount representing interest              ======       (7)
       Present value of future minimum lease payments             170
       Less portion due within one year                          (159)
                                                                 ----
                                                                 $ 11
                                                                 ====

     The Company purchased certain assets and borrowed against available lease-line facilities to finance the purchases. Under the terms of certain master lease agreements, the Company has the option to purchase the leased equipment at its fair market value or at specified percentages of its original cost at the end of the lease term. Certain of the Company's lease agreements contain provisions that restrict the payment of cash dividends and require the maintenance of certain financial covenants.

Note 5.   Employee benefit plans

     Savings plan:

     The Company maintains a Retirement Plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Retirement Plan provides for matching Company contributions of common stock. Twice each year, the Company contributes common stock equal in value to 50% of participant's voluntary contributions for the preceding six-month period, up to a maximum of 5% of the participant's compensation for the period. The contributed shares vest over a four-year period, commencing as of the later of the participant's hire date or April 1, 1988. For the years ended June 30, 1996, 1995 and 1994, the Company made stock match contributions of 23,150, 22,054 and 19,598 shares valued at $339,135, $191,855 and $179,000, respectively.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Employee stock purchase plan:

     The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of common stock are authorized for issuance. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic, biannual offerings following the commencement of the Purchase Plan. For the years ended June 30, 1996, 1995 and 1994; 25,363, 30,759 and 36,779 common shares were issued under the Purchase Plan, respectively.

Note 6.   Stock Option Plans and Warrants

     The Company's Stock Option Plan (the "Stock Option Plan") provides for the granting of stock options, stock appreciation rights and supplemental stock bonuses to officers, employees and directors.

     The Company currently has 3,525,960 shares authorized for issuance under its Stock Option Plan. On July 17, 1996, the
Company's Board of Directors approved an amendment to the Stock
Option Plan to increase the number of shares of common stock authorized for issuance under such plan by 1,000,000 shares.
The amendment is subject to approval by the Company's stockholders at the Annual Meeting of Stockholders to be held on October 31, 1996.

     Options granted under the Stock Option Plan may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, over a period of three to seven years, subject to acceleration under certain events. The options are priced at the fair market value of the Company's common stock on the date of grant.

     In fiscal 1995, the Company adopted the Consultants Stock Option Plan (the "Consultants' Plan") and currently has 80,000 shares of common stock authorized for issuance thereunder. Options granted may be exercised for a period of not more than ten years from the date of grant. Options vest as determined by the Board of Directors, subject to acceleration under certain events. The options are priced at the fair market value of the Company's common stock on the date of grant.

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company also maintains a Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 270,000 shares of common stock are authorized for issuance. The Directors' Plan provides for automatic and non-discretionary grants. On the date of each annual meeting of stockholders, each non-employee director who is then a member of the Company's Board of Directors will receive an option to purchase a number of shares determined by a specified formula. The minimum annual option grant is 5,000 shares and the maximum annual grant is 10,000 shares. The options expire six years after grant, vest in twelve equal quarterly installments (so long as the optionee continues to serve as a director of the Company) and are priced at the fair market value of the Company's common stock on the date of grant.

     Stock option transactions for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                                 OPTIONS OUTSTANDING
                                                             Weighted Average
                                             Number of        Exercise Price
                                               Shares            Per Share
      Balance at June 30, 1993                1,340,400          $  8.80
      Granted                                 1,026,660             8.19
      Exercised                                (197,737)             .76
      Cancelled                                (328,443)           16.87
                                              ---------
      Balance at June 30, 1994                1,840,880             7.89
      Granted                                 1,057,559             9.25
      Exercised                                (381,463)             .79
      Cancelled                                (204,605)           15.80
                                              ---------
      Balance at June 30, 1995                2,312,371             8.93
      Granted                                   577,141            16.88
      Exercised                                (258,751)            2.84
      Cancelled                                 (96,550)           12.14
                                              ---------
      Balance at June 30, 1996                2,534,211
                                              =========
      Exercisable at June 30, 1996            1,028,726            11.35
                                              =========

SOMATOGEN, INC.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At June 30, 1996, total shares available for grant under the Stock Option Plan, the Consultants' Plan and the Directors' Plan are 148,598, 34,000 and 128,905, respectively,

     During 1994 certain employees, excluding senior management, holding options to purchase shares of the Company's common stock exchanged their existing vested and unvested options for the same number of options at $7.75 per share which was the market value at the date of exchange. The vesting period on all the replacement options began on April 4, 1994 and continues quarterly over a period of three years with a term of six years. Options are not exercisable before the first anniversary date of the optionee's employment. Options for 103,930 were exchanged in fiscal 1994 and are reflected in both the cancellation and grant activity of the preceding options outstanding table.

     Warrants:

     As of June 30, 1996, the Company had warrants outstanding to purchase 85,000 shares of common stock at an exercise price of $9.75 per share.

     The Company is a party to two separate legal proceedings with one individual warrantholder and another group of warrantholders.
All of the warrantholders have alleged that they are entitled to adjustments in the number of shares and the exercise price of their warrants, and have asserted claims for securities fraud, common law fraud and breach of fiduciary duty. The trial court has granted summary judgment in favor of the Company on all claims of the individual warrantholder in May of 1994 and in July of 1995 on all claims of the group of warrantholders. The grant of summary judgment on the individual warrantholder's claim was sustained by the Colorado Court of Appeals and the Colorado Supreme Court has declined to hear the warrantholder's appeal. The group of warrantholders have appealed the grant of summary judgment and the Colorado Court of Appeals has not yet rendered a decision on such appeal.  The Company believes that the warrantholders' claims are without merit, and that the outcome of the litigation will not have a material effect on the Company's capital structure or financial
position.   The warrants expired in October 1993.