Form 10-Q
period 1996-09-30
SOMATOGEN INC
filed 1996-11-13
CIK 818594

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

                                (Mark one)

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
September 30, 1996.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
        Yes  /X/                                      No /  /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                     20,709,732
          Class                     Outstanding at November 11, 1996

Somatogen, the Somatogen logo and Optro(TM) are trademarks of the Company. All other brand names or trademarks appearing in this 10-Q are the property of their respective holders.

SOMATOGEN, INC.
INDEX





PART I.    FINANCIAL INFORMATION                              PAGE NO.

  Consolidated Balance Sheet -
      September 30, 1996 and June 30, 1996..................    3-4

  Consolidated Statement of Operations-
      for the three-month periods ended September 30,
      1996 and 1995 and the period from July 10, 1985
      (inception) to September 30, 1996.....................     5

  Consolidated Statement of Cash Flows -
      for the three-month periods ended September 30, 1996 and
      1995 and the period from July 10, 1985 (inception) to
      September 30, 1996....................................    6-7

  Notes to Consolidated Financial Statements................    8-9

  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................   10-13

PART II.    OTHER INFORMATION...............................    14

SIGNATURES..................................................    15

SOMATOGEN, INC.
(A Corporation in the Development Stage)
PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)

ASSETS                                                 September 30,        June 30,
                                                            1996              1996
                                                        -----------        ----------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents ........................   $33,753            $29,541
    Short-term investments............................    16,502             24,735
    Receivable from Lilly.............................     1,702              1,852
    Other receivables.................................       704              1,013
    Prepaid expenses and other current assets.........       293                444
                                                         -------            -------
          Total current assets........................    52,954             57,585

Property and equipment, at cost, net of
      accumulated depreciation and amortization.......     3,934              4,042
Assets held for sale..................................     6,352              6,446
Other assets, net.....................................     1,121              1,088
                                                         -------            -------
                                                         $64,361            $69,161
                                                         =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable..................................   $ 1,421            $ 1,826
    Accrued payroll...................................       946                801
    Payable to Lilly..................................     2,131              2,454
    Other accrued liabilities.........................       720                606
    Current portion of capital lease obligations......        84                159
                                                         -------            -------
        Total current liabilities.....................     5,302              5,846
Capital lease obligations, less current portion.......         9                 11
                                                         -------            -------
Total liabilities.....................................     5,311              5,857
                                                         -------            -------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEET (continued)
(In thousands, except share and per share amounts)

                                                       September 30,        June 30,
                                                            1996              1996
                                                        -----------        ----------
                                                        (unaudited)
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares
        authorized at September 30, 1996,
        no shares issued or outstanding...............          --              --
    Common stock, $.001 par value; 35,000,000 shares
        authorized, 20,706,757 and 20,684,970 shares
        issued and outstanding at September 30, 1996
        and June 30, 1996, respectively...............          21              21
    Additional paid-in capital........................     204,611         204,518
    Deficit accumulated during the development stage..    (145,325)       (140,948)
    Deferred compensation related to grant of options.        (257)           (287)
                                                          --------        --------
        Total stockholders' equity....................      59,050          63,304
                                                          --------        --------
                                                          $ 64,361        $ 69,161
                                                          ========        ========










See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

                                                Three-months ended        Period From
                                                   September 30,         July 10, 1995
                                               --------------------      (inception) to
                                                 1996         1995     September 30, 1996
                                                 ----         ----     ------------------
Revenue:
    Technology disclosure and license fees...  $    --    $      --        $  4,904
    Research and development grants
        and contracts........................       --           --           1,684
                                              --------    ---------        --------
            Total revenue....................       --           --           6,588
                                              --------    ---------        --------
Operating expenses:
    Research and development.................    4,881        4,608         106,133
    Reimbursements from Lilly................   (1,669)      (1,325)        (11,841)
    Reimbursements to Lilly..................      840           --           4,190
                                              --------    ---------        --------
    Research and development, net............    4,052        3,283          98,482
    General, administrative and marketing....    1,010          937          28,777
    Writedown of manufacturing
        facility assets......................       --            --         29,194
                                              --------    ---------        --------
            Total operating expenses.........    5,062        4,220         156,453
                                              --------    ---------        --------
    Operating loss...........................   (5,062)      (4,220)       (149,865)
    Interest and other income, net...........      685          600           9,458
                                              --------    ---------        --------
    Loss from continuing operations..........   (4,377)      (3,620)       (140,407)
Discontinued operations:
    Loss from operations of subsidiary.......       --           --          (1,225)
    Gain on sale of subsidiary...............       --           --             300
                                              --------    ---------        --------
    Net loss................................. $ (4,377)    $ (3,620)      $(141,332)
                                              ========    =========        ========
    Net loss per share....................... $  (0.21)    $  (0.19)
Shares used in calculating
    per share data                          20,703,000   18,727,000
                                            ==========   ==========

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                           Period from
                                                                 Three-months ended       July 10, 1985
                                                                   September 30,          (inception) to
                                                                 1996         1995      September 30, 1996
                                                                 ----         ----      ------------------
Cash flows provided by (used in) operating activities:
    Net loss...............................................     $ (4,377)   $ (3,620)      $(141,332)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization......................          400         537          15,167
        Writedown of manufacturing facility assets.........           --          --          29,194
        Other, net                                                    30          74             992
    Changes in assets and liabilities:
        Receivables........................................          459         828          (2,244)
        Prepaid expenses and other current assets..........          151         101            (268)
        Accounts payable and accrued liabilities...........         (466)        163           5,369
        Other, net.........................................           --          (6)            328
                                                                --------     --------        --------
          Net cash used in operating activities............       (3,803)     (1,923)        (92,794)
                                                                --------     --------        --------
Cash flows provided by (used in) investing activities:
    Purchase of short-term investments.....................       (5,246)     (8,018)       (254,207)
    Proceeds from sale of short-term investments...........       13,479      11,374         237,705
    Purchases of property and equipment....................         (272)       (625)        (22,527)
    Proceeds from sale of property and equipment...........          102         121           2,880
    Additions to construction-in-progress..................           --          --         (18,956)
    Other                           .......................          (61)       (178)         (8,947)
                                                                --------     --------       ---------
        Net cash provided by (used in)
          investing activities.............................        8,002       2,674         (64,052)
                                                                --------     --------       --------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Three-months ended        July 10, 1985
                                                                    September 30,         (inception) to
                                                                 1996         1995      September 30, 1996
                                                                 ----         ----      ------------------
Cash flows provided by (used in) financing activities:
    Payments of capital lease obligations and long-
        term debt .........................................       (80)        (321)           (10,374)
    Net proceeds from issuance of stock and warrants.......        93        2,365            197,454
    Other..................................................        --           --              3,519
                                                              -------      -------            -------
    Net cash provided by financing activities..............        13        2,044            190,599
                                                              -------      -------            -------

Net increase in cash and cash equivalent...................     4,212        2,795             33,753
Cash and cash equivalents at beginning of period...........    29,541       26,376                 --
                                                              -------      -------            -------
Cash and cash equivalents at end of period.................   $33,753      $29,171            $33,753
                                                              =======      =======            =======
Supplemental disclosures of cash flow information:
    Cash paid for interest.................................   $     7      $    42            $ 2,387
    Capital lease obligations incurred for purchase
        of property and equipment..........................        --           --              5,318
    Equipment deposits transferred to net
        property, plant and equipment......................        --           --              3,423
    Net property, plant and equipment transferred
        to assets held for sale............................        --           --              9,541

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


Note 1--STATEMENT OF ACCOUNTING PRESENTATION

      In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of September 30, 1996 and the consolidated results of operations and of cash flows for the three-month periods ended September 30, 1996 and 1995, and for the period from July 10, 1985 (inception) to September 30, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The information set forth in the accompanying consolidated balance sheet as of June 30, 1996, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

      Interim results are not necessarily indicative of the results for the full year.

Note 2--STRATEGIC ALLIANCE AND RESEARCH AND DEVELOPMENT ARRANGEMENT

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

SOMATOGEN, INC.


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

     In accordance with the terms of the Lilly Alliance, Somatogen and Lilly share certain clinical development costs and effective January 1, 1996, Somatogen and Lilly began to share certain process improvement costs. Expense reimbursements from Lilly and payable to Lilly are disclosed as a separate component of research and development on the Consolidated Statement of Operations.

Note 3.     Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

SOMATOGEN, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations


        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, and those discussed in the Company's Registration Statement on Form S-3 as declared effective on October 12, 1995.


RESULTS OF OPERATIONS

        Revenue

        The Company did not recognize any revenue for the three-month periods ended September 30, 1996 or 1995.

        Operating Expenses

        Total operating expenses increased by 20% to $5,062,000 during the quarter ended September 30, 1996 from $4,220,000 for the comparable period in the previous fiscal year.

        Net research and development expense for the quarter ended September 30, 1996 increased by 23% to $4,052,000 from $3,283,000 for the comparable period in the previous fiscal year.

        Excluding Lilly reimbursements, research and development expense for the quarter ended September 30, 1996 increased by 6% to $4,881,000 from $4,608,000 for the comparable period in the previous fiscal year. This increase is primarily a result of increased product and process development expenditures.

        For the quarter ended September 30, 1996, reimbursements from Lilly increased by 26% to $1,669,000 from $1,325,000 for the comparable period in the previous fiscal year. The increase in reimbursements from Lilly are primarily a result of increased reimbursable clinical development expenditures and from the September 1995 amendment to the Lilly Alliance which provided that certain process development expenditures would be reimbursable beginning January 1, 1996.

SOMATOGEN, INC.


        Reimbursements to Lilly aggregated $840,000 for the three-months ended September 30, 1996. There were no reimbursements to Lilly in the comparable period of the previous fiscal year. Reimbursements to Lilly for the quarter and three-months ended September 30, 1996 result from the sharing of clinical development costs and from sharing process development costs which began January 1, 1996.

        Reimbursements attributable to the Lilly Alliance may vary significantly from quarter to quarter.

        General, administrative and marketing expense increased to $1,010,000 for the quarter ended September 30, 1996 from $937,000 for the comparable quarter in the previous fiscal year. This increase is primarily a result of increases in consulting fees.

        Interest Income and Other, Net

        Interest and other income increased to $685,000 for the quarter ended September 30, 1996 from $600,000 for the quarter ended September 30, 1995. The increase in interest and other income for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 is primarily a result of increased average investment balances and a decrease in interest expense, partially offset by a decrease in other income.

        Net Loss

        The net loss for the quarter ended September 30, 1996 was $4,377,000 (or $0.21 per share) compared to $3,620,000 (or $0.19 per share) for the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Somatogen's operations to date have consumed substantial amounts of cash. It is expected that negative cash flow from operations will increase during the remainder of fiscal 1997 and in future years, from the level experienced during the three-month period ended September 30, 1996. Such increase is expected as preclinical and clinical studies of new products are undertaken, as clinical trials for Optro increase in scope and as additional product and process improvement costs are incurred. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products.

SOMATOGEN, INC.


        The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

        At September 30, 1996 the Company had cash, cash equivalents and short-term investments of $50,255,000. The Company's cash, cash equivalents and short-term investments decreased approximately $4,021,000 during the three-month period ended September 30, 1996. This decrease is primarily a result of the use of cash for operations. The Company believes that capital resources existing at September 30, 1996 will be adequate to meet its needs through at least December 1997.

        Under the terms of its agreement with Somatogen, Lilly has made equity investments in Somatogen totaling $30,000,000. The agreement provides for Lilly to make an additional $7,000,000 milestone equity investment if the joint Somatogen-Lilly steering committee determines that certain conditions have been met. Furthermore, the agreement provides that Lilly will be responsible for providing manufacturing facilities to supply Optro for Phase III clinical trials and global commercialization thus eliminating the need for Somatogen to build commercial scale manufacturing facilities for Optro, which the Company estimates would have cost more than $150,000,000.

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

Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $6,352,000 are classified in Somatogen's balance sheet as assets held for sale. During the three-months ended September 30, 1996, the Company realized $94,000 in proceeds from the sale of assets held for sale. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

SOMATOGEN, INC.


The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of September 30, 1996, the Company had outstanding capital lease obligations of $93,000. Additionally, the Company had aggregate future operating lease obligations of approximately $1,392,000 at September 30, 1996. The Company spent $272,000 during the three-months ended September 30, 1996 for the purchase of capital equipment and leasehold improvements.

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










<Page 14>
SOMATOGEN, INC.
PART II.  OTHER INFORMATION






Item 6.--Exhibits and Reports on Form 8-K

        a)    Exhibits

              (27) Financial Data Schedule (submitted to the SEC only
                   in electronic format)

        b)    Reports on Form 8-K

              None

SOMATOGEN, INC.
SIGNATURES


        The financial information furnished herein has not been audited by independent auditors; however, in the opinion of management all adjustments necessary for a fair presentation for the three-month periods ended September 30, 1996 and 1995, have been included.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 1996              SOMATOGEN, INC.


                                       Andre de Bruin
                                       -------------------------
                                       President and Chief Executive
                                       Officer (Authorized Signatory)


                                       Timothy D. Hoogheem
                                       -------------------------
                                       Senior Vice President of Finance
                                       and Administration, Chief
                                       Financial Officer and Treasurer
                                       (Principal Financial Officer)


                                       Conrad A. McCarty
                                       -------------------------
                                       Corporate Controller
                                       (Principal Accounting Officer)