Form 10-K/A
period 1996-06-30
SOMATOGEN INC
filed 1996-11-26
CIK 818594

<PAGE 1>
SOMATOGEN, INC.
_____________________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

SOMATOGEN, INC.


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $188,035,287 as of November 21, 1996.*

                              20,713,024
(Number of shares of Common Stock outstanding as of November 21, 1996)


*Excludes 3,681,197 shares of Common Stock held by Directors and Officers and Stockholders whose beneficial ownership exceeds ten percent of the shares outstanding at November 21, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

SOMATOGEN, INC.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
-------   8-K

(a-1) Financial Statements

The following consolidated financial statements of the registrant were filed as Appendix F to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 as originally filed with the Commission on September 5, 1996 and incorporated herein by reference thereto:

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

(a-2) The exhibits to the Annual Report on Form 10-K for the year ended June 30, 1996 as originally filed with the Commission on September 5, 1996 and incorporated herein by reference thereto are listed under item 14(c) below.

The following management compensatory plans and arrangements were filed as required as exhibits to the Annual Report on Form
10-K for the year ended June 30, 1996 as originally filed with the Commission on September 5, 1996 and incorporated herein by reference thereto pursuant to Item 14(c):















<PAGE 4>
SOMATOGEN, INC.


Exhibit
Number  Description
------  -----------------
10.2    Registrant's Stock Option Plan as amended (the "Plan"). (1)
10.3    Form of Incentive Stock Option under the Plan. (2)
10.4    Form of Nonstatutory Stock Option under the Plan. (2)
10.25 Registrant's Employee Stock Purchase Plan and related offering document. (2)
10.40   Non-Employee Director Stock Option Plan. (3)
10.63   Consultants Stock Option Plan. (4)
10.69   Amendment to the Somatogen, Inc. Amended and Restated Stock
        Option Plan. (5)

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

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 as originally filed with the Commission on September 5, 1996 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

     The registrant did not file any Reports on Form 8-K during the last quarter of fiscal 1996.

(c)  Exhibits
















<PAGE 5>
SOMATOGEN, INC.

Exhibit
Numbers   Description
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












<PAGE 6>
SOMATOGEN, INC.

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













<PAGE 7>
SOMATOGEN, INC.

 10.40    Non-Employee Director Stock Option Plan.(6)
 10.41 Master lease agreement dated April 28, 1993 between Registrant and BancBoston. (6)
 10.42 Amendment to the Engineering Procurement and Validation Services Agreement for Commercial Manufacturing Facility No.1, between the Company and Fluor Daniel, Inc., dated as of April 1, 1994 (with certain confidential information in brackets deleted). (7)
 10.43 Amendment to the Construction Management Services Agreement for Commercial Manufacturing Facility No. 1 between the Company and Fluor Daniel, Inc., dated as of April 1, 1994 (with certain confidential information in brackets deleted).(7)
 10.44 Agreement dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company, and Lilly Industries Limited (with certain confidential information in brackets deleted). (8)
 10.45 Amendment dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company and Lilly Industries Limited. (8)
 10.46 Stock Purchase Agreement between Somatogen, Inc., Eli Lilly and Company and Lilly Industries Limited. (8)
 10.47 Form of Severance Agreement entered into between the Registrant and certain of its Executive Officers with Related Schedule. (8)
 10.48    Key Employee Agreement for Andre de Bruin, dated July 13,
          1994. (10)
 10.49    Letter of Employment for J. W. Freytag, dated September 28,
          1994. (10)
 10.50    Letter of Employment for Robert F. Caspari, dated October 14,
          1994. (10)
 10.51    Letter of Employment Richard J. Gorczynski, dated
          November 14, 1994. (10)
 10.52 Promissory Note of J. William Freytag for the benefit of the Registrant, dated November 21, 1994. (10)
 10.53 Promissory Note of Robert F. Caspari for the benefit of the Registrant dated December 14, 1994. (10)
 10.54    Consulting Agreement for Charles H. Scoggin, dated
          January 18, 1995. (10)
 10.55 Lease Agreement dated February 14, 1995 with Central for portion of 2545 Central Avenue, Boulder, Colorado. (11)
 10.56 Lease Agreement dated February 14, 1995 with Central for 2590 Central Avenue, Boulder, Colorado. (11)
 10.57 Lease Agreement dated February 14, 1995 with Central for 5797 Central Avenue, Boulder,
          Colorado. (11)













<PAGE 8>
SOMATOGEN, INC.


 10.58 Lease Renewal Amendment dated December 29, 1994 to the Master Lease Agreement with General Electric Capital Corporation dated March 19, 1992. (11)
 10.59 Lease Renewal Contract dated December 29, 1994 with Ellco Leasing Corporation. (11)
 10.60 Exclusive Agency Agreement dated March 30, 1995 with Binswanger Chesterton. (11)
 10.61    Promissory Note of Richard Gorczynski for the benefit of
          the Registrant dated July 13, 1995. (12)
 10.62 Consulting Agreement with Ralph Snyderman, M.D., dated October 24, 1994. (12)
 10.63    Consultants Stock Option Plan. (12)
 10.64 Stock Purchase Agreement between Somatogen, Inc. and Eli Lilly and Company, dated as of September 18, 1995. (13)
 10.65 Amendment No. 1 to the Stock Purchase Agreement between Somatogen, Inc. and Eli Lilly and Company dated June 29, 1994. (13)
 10.66    Amendment No. 3 to the Agreement between Somatogen, Inc.
          and Eli Lilly and Company dated June 24, 1994, and subsequently amended on June 24, 1994 and May 4, 1995 (with certain confidential information in brackets deleted). (13)
 10.67 Promissory Note of Fiona Wood for the benefit of the Registrant dated July 30, 1996. (14)
 10.68 Amendment dated July 1, 1996 to Exclusive Agency Agreement with Binswanger Chesterton. (15)
 10.69 Amendment to the Somatogen, Inc. Amended and Restated Stock Option Plan. (16)
 16.1     Letter Re: Change in Certifying Accountant. (9)
 23.1     Consent of Price Waterhouse LLP, Independent Accountants.
          (17)
 23.2     Consent of Ernst & Young LLP, Independent Auditors. (17)
 24.1 Power of Attorney. Reference is made to page 33 of the Company's Annual Report on Form 10-K for the year ended
          June 30, 1996 as originally filed with the Commission September 5, 1996 and incorporated herein by reference thereto.




















<PAGE 9>
SOMATOGEN, INC.



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













<PAGE 10>
SOMATOGEN, INC.



(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference thereto.

(13) Previously filed with the Commission as an exhibit to Amendment No. 1 to Schedule 13D filed by Eli Lilly and Company (File No. 5-42128) on November 9, 1995 and incorporated herein by reference thereto.

(14) Previously filed with the Commission as exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference thereto.

(15) Previously filed with the Commission as exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference thereto.

(16) Previously filed with the Commission as an exhibit to the Company's S-8 Registration Statement on November 7, 1996 and incorporated herein by reference thereto.

(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 as originally filed with the Commission on September 5, 1996 and incorporated herein by reference thereto.






























<PAGE 11>
SOMATOGEN, INC.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November 1996.

                                          SOMATOGEN, INC.


                                      By: Timothy D. Hoogheem
                                        ----------------------
                                  Senior Vice President of Finance
                                and Administration, CFO and Treasurer
                                    (Principal financial officer)