Form 10-Q
period 1996-12-31
SOMATOGEN INC
filed 1997-02-13
CIK 818594

SOMATOGEN, INC.


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

                                (Mark one)
 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
December 31, 1996.

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
        Yes  /X/                                 No /  /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                     20,794,190
          Class                     Outstanding at February 7, 1997

Somatogen, the Somatogen logo and Optro(TM) are trademarks of the Company. All other brand names or trademarks appearing in this 10-Q are the property of their respective holders.

SOMATOGEN, INC.
INDEX


PART I.    FINANCIAL INFORMATION                              PAGE NO.

  Consolidated Balance Sheet -
      December 31, 1996 and June 30, 1996..................    3-4

  Consolidated Statement of Operations-
      for the three and six-month periods ended December 31,
      1996 and 1995 and the period from July 10, 1985
      (inception) to December 31, 1996.....................     5

  Consolidated Statement of Cash Flows -
      for the six-month periods ended December 31, 1996 and
      1995 and the period from July 10, 1985 (inception) to
      December 31, 1996....................................    6-7

  Notes to Consolidated Financial Statements................   8-9

  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................  10-14

PART II.    OTHER INFORMATION...............................  15-16

SIGNATURES..................................................    17

SOMATOGEN, INC.
(A Corporation in the Development Stage)
PART I  Financial Information
CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)

ASSETS                                                  December 31,        June 30,
                                                            1996              1996
                                                        -----------        ----------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents ........................   $17,156            $29,541
    Short-term investments............................    27,985             24,735
    Receivable from Lilly.............................     1,432              1,852
    Other receivables.................................       661              1,013
    Prepaid expenses and other current assets.........       333                444
                                                         -------            -------
          Total current assets........................    47,567             57,585

Property and equipment, at cost, net of
      accumulated depreciation and amortization.......     4,110              4,042
Assets held for sale..................................     6,210              6,446
Other assets, net.....................................     1,263              1,088
                                                         -------            -------
                                                         $59,150            $69,161
                                                         =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable..................................   $ 1,160            $ 1,826
    Accrued payroll...................................       743                801
    Payable to Lilly..................................     1,433              2,454
    Other accrued liabilities.........................       660                606
    Current portion of capital lease obligations......         8                159
                                                         -------            -------
        Total current liabilities.....................     4,004              5,846
Capital lease obligations, less current portion.......         7                 11
                                                         -------            -------
Total liabilities.....................................     4,011              5,857
                                                         -------            -------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
PART I  Financial Information
CONSOLIDATED BALANCE SHEET (continued)
(In thousands, except share and per share amounts)

                                                        December 31,        June 30,
                                                            1996              1996
                                                        -----------        ----------
                                                        (unaudited)
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares
        authorized at December 31, 1996,
        no shares issued or outstanding...............          --              --
    Common stock, $.001 par value; 35,000,000 shares
        authorized, 20,753,288 and 20,684,970 shares
        issued and outstanding at December 31, 1996
        and June 30, 1996, respectively...............          21              21
    Additional paid-in capital........................     205,033         204,518
    Deficit accumulated during the development stage..    (149,689)       (140,948)
    Deferred compensation related to grant of options.        (226)           (287)
                                                          --------        --------
        Total stockholders' equity....................      55,139          63,304
                                                          --------        --------
                                                          $ 59,150        $ 69,161
                                                          ========        ========










See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
PART I  Financial Information
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

                                                Three-months ended      Six-months ended          Period From
                                                   December 31,           December 31,          July 10, 1995
                                               --------------------     ----------------        (inception) to
                                                 1996         1995        1996      1995      December 31, 1996
                                                 ----         ----        ----      ----      ------------------
Revenue:
    Technology disclosure and license fees...  $    --    $      --     $     --     $    --       $  4,904
    Research and development grants
        and contracts........................       --           --           --          --          1,684
                                            ----------    ---------     --------    --------     ----------
            Total revenue....................       --           --           --          --          6,588
                                            ----------    ---------     --------    --------     ----------
Operating expenses:
    Research and development.................    5,320        4,752       10,201       9,360        111,453
    Reimbursements from Lilly................   (1,315)      (1,208)      (2,984)     (2,533)       (13,156)
    Reimbursements to Lilly..................      195          640        1,035         640          4,385
                                            ----------    ---------     --------    --------     ----------
    Research and development, net............    4,200        4,184        8,252       7,467        102,682
    General, administrative and marketing....      799        1,049        1,809       1,986         29,576
    Writedown of manufacturing
        facility assets......................       --           --           --          --         29,194
                                            ----------    ---------    ---------    --------     ----------
            Total operating expenses.........    4,999        5,233       10,061       9,453        161,452
                                            ----------    ---------    ---------    --------     ----------
    Operating loss...........................   (4,999)      (5,233)     (10,061)     (9,453)      (154,864)
    Interest and other income, net...........      635        1,094        1,320       1,694         10,093
                                            ----------    ---------    ---------    --------     ----------
    Loss from continuing operations..........   (4,364)      (4,139)      (8,741)     (7,759)      (144,771)
Discontinued operations:
    Loss from operations of subsidiary.......       --           --           --          --         (1,225)
    Gain on sale of subsidiary...............       --           --           --          --            300
                                            ----------    ---------    ---------    --------     ----------
    Net loss................................. $ (4,364)    $ (4,139)   $  (8,741)   $ (7,759)     $(145,696)
                                            ==========    =========    =========    ========     ==========
    Net loss per share....................... $  (0.21)    $  (0.20)   $   (0.42)   $  (0.40)
                                            ==========    =========    =========    ========
Shares used in calculating
    per share data                          20,727,000   20,278,000   20,715,000  19,503,000
                                            ==========   ==========   ==========  ==========

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                           Period from
                                                                 Six-months ended        July 10, 1985
                                                                   December 31,          (inception) to
                                                                 1996         1995      December 31, 1996
                                                                 ----         ----      ------------------
Cash flows provided by (used in) operating activities:
    Net loss...............................................     $ (8,741)   $ (7,759)      $(145,696)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization......................          814       1,096          15,581
        Writedown of manufacturing facility assets.........           --          --          29,194
        Other, net                                                   201         218           1,163
    Changes in assets and liabilities:
        Receivables........................................          772      (1,135)         (1,931)
        Prepaid expenses and other current assets..........          111         194            (308)
        Accounts payable and accrued liabilities...........       (1,688)        894           4,147
        Other, net.........................................           --          (6)            328
                                                                --------     --------        --------
          Net cash used in operating activities............       (8,531)     (6,498)        (97,522)
                                                                --------     --------        --------
Cash flows provided by (used in) investing activities:
    Purchase of short-term investments.....................      (27,982)    (35,804)       (276,943)
    Proceeds from sale of short-term investments...........       24,732      15,376         248,958
    Purchases of property and equipment....................         (831)       (969)        (23,086)
    Proceeds from sale of property and equipment...........          244         421           3,022
    Additions to construction-in-progress..................           --          --         (18,956)
    Other                           .......................         (234)        (91)         (9,120)
                                                                --------     --------       ---------
        Net cash (used in)
          investing activities.............................       (4,071)    (21,067)         (76,125)
                                                                --------     --------       --------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Six-months ended          July 10, 1985
                                                                   December 31,            (inception) to
                                                                 1996         1995       December 31, 1996
                                                                 ----         ----       -----------------
Cash flows provided by (used in) financing activities:
    Payments of capital lease obligations and long-
        term debt .........................................      (158)        (620)           (10,452)
    Net proceeds from issuance of stock and warrants.......       375       33,049            197,736
    Other..................................................        --           --              3,519
                                                              -------      -------            -------
    Net cash provided by financing activities..............       217       32,429            190,803
                                                              -------      -------            -------

Net increase (decrease) in cash and cash equivalent........   (12,385)       4,864             17,156
Cash and cash equivalents at beginning of period...........    29,541       26,376                 --
                                                              -------      -------            -------
Cash and cash equivalents at end of period.................   $17,156      $31,240            $17,156
                                                              =======      =======            =======
Supplemental disclosures of cash flow information:
    Cash paid for interest.................................   $    12      $    73            $ 2,392
    Capital lease obligations incurred for purchase
        of property and equipment..........................        --           --              5,318
    Equipment deposits transferred to net
        property, plant and equipment......................        --           --              3,423
    Net property, plant and equipment transferred
        to assets held for sale............................        --           --              9,541

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996
(Unaudited)


Note 1--STATEMENT OF ACCOUNTING PRESENTATION

       In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of December 31, 1996 and the consolidated results of operations and of cash flows for the three and six-month periods ended December 31, 1996 and 1995, and for the period from July 10, 1985 (inception) to December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The information set forth in the accompanying consolidated balance sheet as of June 30, 1996, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

       Interim results are not necessarily indicative of the results for the full year.

Note 2.-- STRATEGIC ALLIANCE AND RESEARCH AND DEVELOPMENT ARRANGEMENT

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

SOMATOGEN, INC.


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

Note 3.-- NET LOSS PER SHARE

       Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

SOMATOGEN, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations


       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in the Company's Form 10-K for the year ended June 30, 1996, and those discussed in the Company's Prospectus dated October 13, 1995.

RESULTS OF OPERATIONS

      Revenue

       The Company did not recognize any revenue for the three or six-month periods ended December 31, 1996 or 1995.

       Operating Expenses

       Total operating expenses decreased by 4% to $4,999,000 during the quarter ended December 31, 1996 from $5,233,000 for the comparable period in the previous fiscal year. For the six-month period ended December 31, 1996, total operating expenses increased by 6% to $10,061,000 from $9,453,000 for the comparable period in the previous fiscal year.

       Net research and development expense for the quarter ended December 31, 1996 increased to $4,200,000 from $4,184,000 for the
comparable period in the previous fiscal year.   The Company's net
research and development expense increased by 11% for the six-month period ended December 31, 1996 to $8,252,000 from $7,467,000 for the comparable period in fiscal 1996. The Company expects net research and development expenses to increase during the foreseeable future compared to the levels incurred during the three and six-month periods ended December 31, 1996.

       Excluding Lilly reimbursements, research and development expense for the quarter ended December 31, 1996 increased by 12% to $5,320,000 from $4,752,000 for the comparable period in the previous fiscal year. For the six-month period ended December 31, 1996, research and development expense increased by 9% to $10,201,000 from $9,360,000 for the comparable period in the previous fiscal year. These increases are primarily a result of increased product development expenditures.

SOMATOGEN, INC.


       For the quarter ended December 31, 1996, reimbursements from Lilly increased by 9% to $1,315,000 from $1,208,000 for the comparable period in the previous fiscal year. For the six-month period ended December 31, 1996, reimbursements from Lilly increased by 18% to $2,984,000 from $2,533,000 for the comparable period in the previous fiscal year. The increases in reimbursements from Lilly are primarily the result of the September 1995 amendment to the Lilly Alliance, which provided that certain process development expenditures would be reimbursable beginning January 1, 1996.

       Reimbursements to Lilly for the quarter ended December 31, 1996 decreased by 70% to $195,000 from $640,000 for the comparable period in the previous fiscal year. For the six-month period ended December 31, 1996, reimbursements to Lilly increased by 62% to $1,035,000 from $640,000 for the comparable period of the previous fiscal year. The decrease in reimbursements to Lilly for the quarter ended December 31, 1996 compared to the comparable quarter in the previous fiscal year resulted from favorable adjustments made to estimated obligations to Lilly which were recorded in the current quarter. The increase in reimbursements to Lilly for the six-month period ended December 31, 1996 compared to the comparable period of the previous year was a result of sharing certain process development expenditures which began January 1, 1996, partially offset by favorable adjustments related to estimated Lilly obligations, which were recorded during the six-month period ended December 31, 1996. Reimbursements attributable to the Lilly Alliance may vary significantly from quarter to quarter and year to year.

       General, administrative and marketing expense decreased 24% to $799,000 for the quarter ended December 31, 1996 from $1,049,000 for the comparable quarter in the previous fiscal year. For the six-month period ended December 31, 1996, general, administrative and marketing expense decreased 9% to $1,809,000 from $1,986,000 for the comparable period in fiscal 1996. These decreases are primarily due to a decrease in commercial development expenditures.

SOMATOGEN, INC.


       Interest and Other Income, Net

       Interest and other income decreased to $635,000 for the quarter ended December 31, 1996 from $1,094,000 for the quarter ended
December 31, 1995 and to $1,320,000 for the six-month period ended December 31, 1996 from $1,694,000 for the comparable period in fiscal 1996. The decrease in interest and other income for the three and six-month periods ended December 31, 1996, as compared to the comparable periods of the previous year, is primarily a result of decreased average investment balances coupled with a decrease in other income. Interest expense for the three and six-month periods ended December 31, 1996 and 1995 was primarily associated with equipment leasing arrangements.

       Net Loss

       The net loss for the quarter ended December 31, 1996 was $4,364,000 (or $0.21 per share) compared to $4,139,000 (or $0.20 per share) for the same period in fiscal 1996. For the six-month periods ended December 31, 1996 and 1995, the net loss totaled $8,741,000 (or $0.42 per share) and $7,759,000 (or $0.40 per share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Somatogen's operations to date have consumed substantial amounts of cash. It is expected that negative cash flow from operations will increase during the remainder of fiscal 1997 and in future years from the level experienced during the three and six-month periods ended December 31, 1996. Such increase is expected as preclinical and clinical studies of new products are undertaken, as clinical trials for Optro increase in scope and as additional product and process improvement costs are incurred. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products.

       The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

SOMATOGEN, INC.

       At December 31, 1996 the Company had cash, cash equivalents and short-term investments of $45,141,000. The Company's cash, cash equivalents and short-term investments decreased approximately $9,135,000 during the six-month period ended December 31, 1996. This decrease is primarily a result of the use of cash for operations.
The Company believes that capital resources existing at December 31, 1996 will be adequate to meet its needs through fiscal 1998.

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

       Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $6,210,000 are classified in Somatogen's balance sheet as assets held for sale. During the three-month period ended December 31, 1996, the Company realized $235,000 in proceeds from the sale of assets held for sale. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

SOMATOGEN, INC.


       The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of December 31, 1996, the Company had outstanding capital lease obligations of $15,000. Additionally, the Company had aggregate future operating lease obligations of approximately $1,056,000 at December 31, 1996. In January 1997, the Company and the Company's landlord agreed to extend certain facility leases for periods of up to four years. Incremental future lease obligations associated with those lease extensions aggregated $2,310,000. The Company spent $831,000 during the six-month period ended December 31, 1996 for the purchase of capital equipment and leasehold improvements.

       The Company's near-term operating requirements include increased research and development expenditures, including costs related to clinical trials and new product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility. In subsequent fiscal years, the Company's operating requirements are expected to include continuing increases in research and development funding to cover the costs of manufacturing process improvements, expanded clinical trials and new product development, as well as general, administrative, marketing and distribution expenses.

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

       Cash requirements for the Company may vary materially from those now planned due to results of research and development, results of clinical testing, changes in focus and direction of the Company's research and development programs, manufacturing processes, competitive and technological advances, the FDA regulatory process, changes in the Company's marketing and distribution strategy, potential acquisitions or collaborative agreements and other factors.







<Page 15>
SOMATOGEN, INC.
PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders, which was held on October 31, 1996, the Company's stockholders elected the following seven persons as directors, each to serve until the next annual meeting of stockholders or until his successor is elected and qualified: Andre de Bruin, Bernadine Healy, Carlos A. Ferrer, Gene I. Miller, George B. Rathmann, Jack W. Schuler and Ralph Snyderman.

         The following votes were cast by the stockholders with respect to the election of directors named in the Proxy Statement:

                                 Shares         Shares Voted
         Director               Voted For      Against/Withheld
         --------               ---------      ----------------
         Andre de Bruin          17,710,789        1,291,199
         Bernadine Healy         18,598,554          403,434
         Carlos A. Ferrer        18,593,721          408,267
         Gene I. Miller          18,290,824          711,164
         George B. Rathmann      17,714,269        1,287,719
         Jack W. Schuler         18,293,653          708,335
         Ralph Snyderman         18,280,241          721,747


         The stockholders also approved an amendment to the Company's Stock Option Plan, increasing the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares. Voting in favor were 16,788,341, opposed were 1,847,889, abstaining were 98,283 and broker non-votes were zero.



















<Page 16>
SOMATOGEN, INC.
PART II. OTHER INFORMATION (continued)

         The stockholders also ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1997. Voting in favor were 18,893,676, opposed were 68,191, abstaining were 40,121 and broker non-votes were zero.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             10.69 - Lease Extension Agreement dated January 21, 1997 with 2545 Central Avenue Partnership ("Central") for 2545 Central Avenue, Boulder, Colorado.

             10.70 - Lease Extension Agreement dated January 21, 1997 with Central for 2590 Central Avenue, Boulder, Colorado.

             10.71 - Lease Extension Agreement dated January 21, 1997 with Central for 5797 Central Avenue, Boulder, Colorado.

             27 - Financial Data Schedule (submitted only to SEC in electronic format).

         b)  Reports on Form 8-K

             None

SOMATOGEN, INC.
SIGNATURES


       The financial information furnished herein has not been audited by independent auditors; however, in the opinion of management all adjustments necessary for a fair presentation for the three and six-month periods ended December 31, 1996 and 1995, have been included.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 13, 1997              SOMATOGEN, INC.


                                       Andre de Bruin
                                       -------------------------
                                       Chairman of the Board,
                                       President and Chief Executive
                                       Officer (Authorized Signatory)


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