Form 10-Q
period 1997-03-31
SOMATOGEN INC
filed 1997-05-14
CIK 818594

SOMATOGEN, INC.
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

                                (Mark one)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended
March 31, 1997.

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
        Yes  /X/                                      No /  /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                     20,812,543
          Class                         Outstanding at May 9, 1997


Somatogen and the Somatogen logo are tradenames of Somatogen, Inc. Optro(TM) is a trademark of Somatogen, Inc. All other brand names or trademarks appearing in this 10-Q are the property of their respective holders.

SOMATOGEN, INC.
INDEX









PART I.    FINANCIAL INFORMATION                              PAGE NO.

  Consolidated Balance Sheet -
      March 31, 1997 and June 30, 1996......................    3-4

  Consolidated Statement of Operations-
      for the three and nine-month periods ended March 31, 1997
      and 1996 and the period from July 10, 1985 (inception) to
      March 31, 1997........................................     5

  Consolidated Statement of Cash Flows -
      for the nine-month periods ended March 31, 1997 and
      1996 and the period from July 10, 1985 (inception) to
      March 31, 1997........................................    6-7

  Notes to Consolidated Financial Statements................     8

  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................    9-13

PART II.    OTHER INFORMATION...............................    14

SIGNATURES..................................................    15

SOMATOGEN, INC.
PART I  Financial Information
(A Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)

ASSETS                                                    March 31,         June 30,
                                                            1997              1996
                                                        -----------        ----------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents ........................   $17,522            $29,541
    Short-term investments............................    24,109             24,735
    Receivable from Lilly.............................     7,435              1,852
    Other receivables.................................       502              1,013
    Prepaid expenses and other current assets.........       220                444
                                                         -------            -------
          Total current assets........................    49,788             57,585

Property and equipment, at cost, net of
      accumulated depreciation and amortization.......     4,030              4,042
Assets held for sale..................................     6,025              6,446
Other assets..........................................     1,292              1,088
                                                         -------            -------
                                                         $61,135            $69,161
                                                         =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable..................................   $ 1,637            $ 1,826
    Accrued payroll...................................       965                801
    Payable to Lilly..................................       944              2,454
    Other accrued liabilities.........................       472                603
    Current portion of long-term debt
       and capital lease obligations..................        --                162
                                                         -------            -------
        Total current liabilities.....................     4,018              5,846
Capital lease obligations, less current portion.......        --                 11
                                                         -------            -------
Total liabilities.....................................     4,018              5,857
                                                         -------            -------

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
PART I  Financial Information
(A Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEET (continued)
(In thousands, except share and per share amounts)

                                                         March 31,          June 30,
                                                            1997              1996
                                                        -----------        ----------
                                                        (unaudited)
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares
        authorized at March 31, 1997,
        no shares issued or outstanding...............          --              --
    Common stock, $.001 par value; 35,000,000 shares
        authorized, 20,810,211 and 20,684,970 shares
        issued and outstanding at March 31, 1997 and
        June 30, 1996, respectively...................          21              21
    Additional paid-in capital........................     205,414         204,518
    Deficit accumulated during the development stage..    (148,122)       (140,948)
    Deferred compensation related to grant of options.        (196)           (287)
                                                          --------        --------
        Total stockholders' equity....................      57,117          63,304
                                                          --------        --------
                                                          $ 61,135        $ 69,161
                                                          ========        ========










See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

                                                Three-months ended       Nine-months ended        Period From
                                                    March 31,               March  31,           July 10, 1995
                                               --------------------     --------------------    (inception) to
                                                 1997         1996        1997         1996      March 31, 1997
                                                 ----         ----        ----         ----      --------------
Revenue:
    Technology disclosure and license fees...  $    --    $      --   $       --    $      --      $  4,904
    Research and development grants
        and contracts........................       --           --           --           --         1,684
                                              --------    ---------    ---------    ---------      --------
            Total revenue....................       --           --           --           --         6,588
                                              --------    ---------    ---------    ---------      --------
Operating expenses:
    Research and development.................    5,247        5,199       15,448       14,559       116,700
    Reimbursements from Lilly................   (1,540)      (1,548)      (4,524)      (4,081)      (14,696)
    Reimbursements to Lilly..................      376        1,497        1,411        2,137         4,761
                                              --------    ---------    ---------    ---------      --------
    Research and development, net............    4,083        5,148       12,335       12,615       106,765
    General, administrative and marketing....      923        1,043        2,732        3,029        30,499
    Writedown of manufacturing
        facility assets......................       --           --           --           --        29,194
                                              --------    ---------    ---------    ---------      --------
            Total operating expenses.........    5,006        6,191       15,067       15,644       166,458
                                              --------    ---------    ---------    ---------      --------
    Operating loss...........................   (5,006)      (6,191)     (15,067)     (15,644)     (159,870)
    Interest and other income, net...........    6,573          807        7,893        2,501        16,666
                                              --------    ---------    ---------    ---------      --------
    Income (loss) from continuing operations.    1,567       (5,384)      (7,174)     (13,143)     (143,204)
Discontinued operations:
    Loss from operations of subsidiary.......       --           --           --           --        (1,225)
    Gain on sale of subsidiary...............       --           --           --           --           300
                                              --------    ---------    ---------     --------      --------
    Net income (loss)........................ $  1,567     $ (5,384)   $  (7,174)    $(13,143)    $(144,129)
                                              ========    =========    =========     ========      ========
    Net income (loss) per share.............. $   0.07     $  (0.26)   $   (0.35)    $  (0.66)
                                              ========    =========    =========     ========
Shares used in calculating
    per share data                          21,049,000   20,630,000   20,743,000   19,977,000
                                            ==========   ==========   ==========  ===========

See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Nine-months ended         July 10, 1985
                                                                    March 31,             (inception) to
                                                                 1997         1996        March 31, 1997
                                                                 ----         ----        --------------
Cash flows provided by (used in) operating activities:
    Net loss...............................................     $ (7,174)   $(13,143)      $(144,129)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization......................        1,224       1,523          15,991
        Stock compensation expense.........................          231         250           1,193
        Writedown of manufacturing facility assets.........           --          --          29,194
    Changes in assets and liabilities:
        Receivables........................................       (5,072)       (707)         (7,775)
        Prepaid expenses and other current assets..........          224         188            (195)
        Accounts payable and accrued liabilities...........       (1,666)      2,144           4,169
        Other, net.........................................           --          (9)            328
                                                                --------     --------        --------
          Net cash used in operating activities............      (12,233)     (9,754)       (101,224)
                                                                --------     --------        --------
Cash flows provided by (used in) investing activities:
    Purchase of short-term investments.....................      (52,338)    (64,357)       (301,299)
    Proceeds from sale of short-term investments...........       52,964      42,461         277,190
    Purchases of property and equipment....................       (1,131)     (1,192)        (23,386)
    Proceeds from sale of property and equipment...........          433         595           3,211
    Additions to construction-in-progress..................           --          --         (18,956)
    Other..................................................         (297)       (331)         (9,183)
                                                                --------     --------       ---------
        Net cash used in investing activities..............         (369)    (22,824)        (72,423)
                                                                --------     --------       --------


See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands - unaudited)

                                                                                            Period from
                                                                 Nine-months ended         July 10, 1985
                                                                    March 31,             (inception) to
                                                                 1997         1996        March 31, 1997
                                                                 ----         ----        --------------
Cash flows provided by (used in) financing activities:
    Payments of capital lease obligations and long-
        term debt..........................................      (173)        (890)           (10,467)
    Net proceeds from issuance of stock and warrants.......       756       33,273            198,117
    Other..................................................        --           --              3,519
                                                              -------      -------            -------
    Net cash provided by financing activities..............       583       32,383            191,169
                                                              -------      -------            -------

Net increase (decrease) in cash and cash equivalent........   (12,019)        (195)            17,522
Cash and cash equivalents at beginning of period...........    29,541       26,376                 --
                                                              -------      -------            -------
Cash and cash equivalents at end of period.................   $17,522      $26,181            $17,522
                                                              =======      =======            =======
Supplemental disclosures of cash flow information:
    Cash paid for interest.................................   $    16      $    98            $ 2,396
    Capital lease obligations incurred for purchase
        of property and equipment..........................        --           --              5,318
    Equipment deposits transferred to net
        property, plant and equipment......................        --           --              3,423
    Net property, plant and equipment transferred
        to assets held for sale............................        --           --              5,329


See accompanying notes to consolidated financial statements

SOMATOGEN, INC.
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


Note 1--STATEMENT OF ACCOUNTING PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of March 31, 1997 and the consolidated results of operations and of cash flows for the three and nine-month periods ended March 31, 1997 and 1996, and for the period from July 10, 1985 (inception) to March 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The information set forth in the accompanying consolidated balance sheet as of June 30, 1996, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     Interim results are not necessarily indicative of the results for the full year.

Note 2--STRATEGIC ALLIANCE AND RESEARCH AND DEVELOPMENT ARRANGEMENT

     In June 1994, the Company entered into a global strategic alliance (the "Alliance") with Eli Lilly and Company ("Lilly") to co-develop Somatogen's lead human hemoglobin product, Optro. In March 1997, the Company received notice of Lilly's decision to discontinue their co-development of Optro. The termination is effective May 20, 1997.

     The terms of the Alliance provides that Somatogen and Lilly share certain clinical development and process improvement costs through the date of the termination. Additionally, under the terms of the Alliance, Lilly is obligated to make a one-time termination payment of $6,000,000 and loan Somatogen $8,000,000 which would be payable in five years.

     Pharmacia & Upjohn, Inc. have the marketing rights to Optro in Scandinavia under its 1991 agreement with Somatogen.

Note 3--NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the per share calculations where the effect of their inclusion would be dilutive.

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


RESULTS OF OPERATIONS
---------------------

     Revenue

     The Company did not recognize any revenue for the three or nine-month periods ended March 31, 1997 or 1996.

     Operating Expenses

     Total operating expenses decreased by 19% to $5,006,000 during the quarter ended March 31, 1997 from $6,191,000 for the comparable period in the previous fiscal year. For the nine-month period ended March 31, 1997, total operating expenses decreased by 4% to $15,067,000 from $15,644,000 for the comparable period in the previous fiscal year.

     Net research and development expense for the quarter ended March 31, 1997 decreased by 21% to $4,083,000 from $5,148,000 for the comparable period in the previous fiscal year. The Company's net research and development expense decreased by 2% for the nine-month period ended March 31, 1997 to $12,335,000 from $12,615,000 for the comparable period in fiscal 1996.

     Excluding Lilly reimbursements, research and development expense for the quarter ended March 31, 1997 increased by 1% to $5,247,000 from $5,199,000 for the comparable period in the previous fiscal year and for the nine-month period ended March 31, 1997, research and development expense increased by 6% to $15,448,000 from $14,559,000 for the comparable period in the previous fiscal year. These increases were primarily a result of increased process and product development expenditures, including clinical trials.

SOMATOGEN, INC.


     For the quarter ended March 31, 1997, reimbursements from Lilly decreased to $1,540,000 from $1,548,000 for the comparable period in the previous fiscal year. For the nine-month period ended March 31, 1997, reimbursements from Lilly increased by 11% to $4,524,000 from $4,081,000 for the comparable period in the previous fiscal year. The increase was primarily the result of an amendment to the Alliance which provided that certain process improvement expenditures would be reimbursable beginning January 1, 1996, and was partially offset by a decrease in reimbursable clinical development expenditures.

     Reimbursements to Lilly during the three-month period ended
March 31, 1997 decreased by 75% to $376,000 from $1,497,000 for the comparable period in the previous fiscal year. This decrease was primarily due to lower reimbursable process improvement expenditures, which were partially offset by higher reimbursable clinical expenditures. For the nine-month period ended March 31, 1997, reimbursements to Lilly decreased by 34% to $1,411,000 from $2,137,000 for the comparable period in the previous fiscal year. This decrease was primarily a result of lower reimbursable process improvement expenditures.

     Based on Lilly's decision to terminate the Alliance, costs previously shared with Lilly will be borne by the Company. These costs, as well as increased costs related to the scope of Optro clinical trials and next generation product development, will be offset by expense reductions resulting from the Company's reprioritization of projects and associated staff reduction. The expense savings resulting from the Company's staff reduction will not be realized until the beginning of the next fiscal year at which time expenses are not projected to increase significantly until completion of clinical trials currently in progress.

     General, administrative and marketing expense decreased by 12% to $923,000 for the quarter ended March 31, 1997 from $1,043,000 for the comparable quarter in the previous fiscal year. This decrease was primarily a result of lower expenses incurred related to the disposal of certain assets held for sale. For the nine-month period ended
March 31, 1997, general, administrative and marketing expense decreased 10% to $2,732,000 from $3,029,000 for the comparable period in fiscal 1996. This decrease was primarily due to lower expenses incurred related to the disposal of certain assets held for sale, combined with a decrease in commercial development expenditures.

SOMATOGEN, INC.



Interest and Other Income, Net

     Interest and other income increased to $6,573,000 for the quarter ended March 31, 1997 from $807,000 for the quarter ended March 31, 1996 and to $7,893,000 for the nine-month period ended March 31, 1997 from $2,501,000 for the comparable period in fiscal 1996. The increases in interest and other income were primarily a result of the $6,000,000 Lilly termination obligation, net of decreases in interest income due to lower average investment balances.

     Net Income (Loss)

     Net income for the quarter ended March 31, 1997 was $1,567,000
(or $0.07 per share) compared to a net loss of $5,384,000 (or $0.26 per
share) for the same period in fiscal 1996.    For the nine-month periods
ended March 31, 1997 and 1996, the net loss totaled $7,174,000 (or $0.35 per share) and $13,143,000 (or $0.66 per share), respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Somatogen's operations to-date have consumed substantial amounts of cash. Excluding the $6,000,000 Lilly termination payment, it is expected that negative cash flow from operations will increase during the remainder of fiscal 1997 and in future years when compared to the level experienced during the three and nine-month periods ended
March 31, 1997. Such increases are expected as clinical trials for Optro increase in scope, additional product and process improvement costs are incurred and as preclinical and clinical studies of new products are undertaken. Additionally, beginning May 20, 1997, certain clinical and process improvement expenditures which were shared historically with Lilly under the Alliance will be funded solely by the Company. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products.

     The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

SOMATOGEN, INC.


     At March 31, 1997 the Company had cash, cash equivalents and short-term investments of $41,631,000. The Company's cash, cash equivalents and short-term investments decreased approximately $12,645,000 during the nine-month period ended March 31, 1997. This decrease was primarily a result of the use of cash for operations. In response to Lilly's decision to discontinue its co-development of Optro, the Company reviewed and reprioritized its projects and implemented a restructuring plan which included a staff reduction. The Company believes that capital resources existing at March 31, 1997, including the Lilly termination receivable of $6,000,000 and loan of $8,000,000, will be adequate to meet its needs through at least fiscal 1999.

     In September 1992, the Company commenced construction of a clinical manufacturing facility. The Company had also acquired land for, and begun the design of, a larger commercial manufacturing facility. In conjunction with entering into the Alliance, an evaluation of the Company's future manufacturing requirements was completed and construction of the clinical manufacturing facility was discontinued. During the fourth quarter of fiscal 1994, the Company recognized a non-recurring charge, which was principally non-cash, associated with the writedown of its clinical and commercial manufacturing assets of $29,200,000.

     Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $6,025,000 are classified in Somatogen's balance sheet as assets held for sale. During the nine-month period ended March 31, 1997, the Company realized
$421,000 in proceeds from the sale of clinical manufacturing assets. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

     The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of March 31, 1997 the Company had aggregate future operating lease obligations of approximately $3,041,000. The Company spent $1,131,000 during the nine-month period ended March 31, 1997 for the purchase of capital equipment and leasehold improvements.

SOMATOGEN, INC.

     The Company's near-term operating requirements include increased research and development expenditures, including costs related to clinical trials and new product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility. In subsequent fiscal years, the Company's operating requirements are expected to include continuing increases in research and development funding to cover the costs of manufacturing process improvements, expanded clinical trials, new product development, expenditures associated with commercial manufacturing, as well as general, administrative, marketing and distribution expenses.

     In order to meet its long-term financing requirements, the Company may pursue a number of financing alternatives, including public and/or private offerings of securities and strategic alliances. However, there can be no assurance that the Company will be able to raise additional financing from any of such sources, or that any additional funding which may become available to the Company will be on acceptable terms. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of the capital markets and the rate of progress of the Company's clinical trials. Any additional financing that the Company may be able to obtain could result in substantial dilution to existing stockholders. If adequate funds are not available, the Company will be required to significantly curtail operations. Any such action could impact the Company's research and development programs, including the Company's clinical trial program. Any of these events could adversely affect the Company's ability to commercialize its products.

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

SOMATOGEN, INC.
PART II. OTHER INFORMATION


Item 6.--Exhibits and Reports on Form 8-K

        a)    Exhibits

              (11.1) Computation of Net Income (Loss) Per Share

              (27.1) Financial Data Schedule

        b)    Reports on Form 8-K

              None

SOMATOGEN, INC.
SIGNATURES


     The financial information furnished herein has not been audited by independent auditors; however, in the opinion of management all adjustments necessary for a fair presentation for the three and nine-month periods ended March 31, 1997 and 1996, have been included.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1997                   SOMATOGEN, INC.


                                       Andre de Bruin
                                       -------------------------
                                       Chairman, President and Chief
                                       Executive Officer
                                       (Authorized Signatory)


                                       Timothy D. Hoogheem
                                       -------------------------
                                       Senior Vice President Finance and
                                       Administration, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial Officer)


                                       Conrad A. McCarty
                                       -------------------------
                                       Corporate Controller
                                       (Principal Accounting Officer)