Form 10-K
period 1997-06-30
SOMATOGEN INC
filed 1997-09-11
CIK 818594

SOMATOGEN, INC.
=============================================================

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

     /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1997
                    Commission file number 0-19423

                                 OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ____________

                                Somatogen, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                           84-0991858
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)        Identification No.)

  2545 Central Ave, Suite FD1 , Boulder,CO          80301-2857
  (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code (303) 440-9988

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

SOMATOGEN, INC.


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

     The   approximate   aggregate   market   value  of  voting  stock  held  by
non-affiliates of the registrant is $111,030,159 as of August 28, 1997.*

                             20,870,621
(Number of shares of Common Stock outstanding as of August 28, 1997)

Documents Incorporated by Reference

Registrant's Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on October 28, 1997 is incorporated by reference into
Part III of this Annual Report on Form 10-K.
----------------------------

*Excludes 3,789,058 shares of Common Stock held by Directors and Officers and Stockholders whose beneficial ownership exceeds ten percent of the shares outstanding at August 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.


===============================================================================
Somatogen, the Somatogen logo and Optro are registered tradenames and/or trademarks of the Company. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

                                    PART I


Item 1.  Description of Business

         Somatogen, Inc. (the "Company") is a biopharmaceutical company developing specialty oxygen therapeutics and other pharmacological agents utilizing its proprietary recombinant hemoglobin technology. The Company's lead development compound, rHb1.1, is a recombinant variant of human hemoglobin. The Company's first proposed application of rHb1.1 is as an oxygen carrying pharmaceutical for use in surgery to reduce or eliminate the requirement for allogeneic (donor) blood transfusions. The Company proposes to market rHb1.1 under the registered trademark "Optro(R)."

         Other therapeutic applications under investigation for recombinant hemoglobin include the treatment or prevention of tissue hypoxia (lack of oxygen) observed with severe hemorrhage (trauma), acute cerebral ischemia
(stroke) and acute myocardial ischemia (myocardial infarction). Somatogen's discovery research program is focused on designing recombinant hemoglobin molecules which are targeted for these and other hypoxia indications.

         In June 1994, the Company entered into a global strategic alliance (the "Alliance") with Eli Lilly and Company ("Lilly") to co-develop Optro. In March 1997, the Company received notice of Lilly's decision to discontinue its co-development of Optro. The termination was effective May 20, 1997, at which time all rights to Optro reverted back to the Company, except the marketing rights to Optro in Scandinavia which Pharmacia & Upjohn Inc. received under its 1991 agreement with the Company. In accordance with the termination provisions of the Alliance, the Company received a one-time termination payment of $6,000,000 in May 1997 and in July 1997, the Company and Lilly executed a revolving credit agreement which provides that the Company may borrow up to $8,000,000 from Lilly.

Background

Tissue Oxygenation

         Maintaining a stable level of oxygenation in all tissues, but especially those vital to life, is an essential requirement for normal physiological function. In fact, vital organs begin to shut down and die within minutes of a disruption in oxygen delivery. The body has several natural mechanisms that are designed to protect against the potentially catastrophic effect of a disruption of oxygen delivery: key organs are fed by several primary and collateral blood vessels; circulating red blood cells normally exist in overabundance; and shunting and changes in vascular tone can redirect blood flow to areas of need. Despite these safeguards, vital organs are susceptible to a sudden reduction in oxygen delivery and resulting acute cellular hypoxia, which is a leading cause of death.

         Organs and tissues become hypoxic when not enough oxygen is delivered to the cells. Tissue hypoxia is defined as a condition in which cells of a tissue have abnormal oxygen utilization such that the tissue is experiencing anaerobic metabolism. Oxygen is transported to tissues by red blood cells carried in the blood. If red cells are lost or prevented from reaching organs, hypoxia results. Usually, this occurs one of two ways: red blood cells are decreased by serious bleeding, often due to trauma, surgery, or some other cause of bleeding, or red cells cannot reach vital organs due to blockage of a major blood vessel, as occurs during a stroke or heart attack.

         Bleeding: Serious blood loss is treated by transfusing red blood cells collected from donors. A blood transfusion replaces volume and most importantly, oxygen delivering capacity. Donor blood must be typed and crossmatched to ensure compatibility with the recipient and any mistake in testing can result in death. In situations of trauma, the time required for matching donor blood with the recipient can mean the difference between life and death. Blood transfusions administered in conjunction with surgery are performed to prevent tissue hypoxia from occurring. Exposure to donor blood, however, carries with it a finite risk of transmission of infectious diseases (such as AIDS and hepatitis) and complications of transfusion-related immunosuppression. Concerns about transfusions with donated blood have created a significant need for minimizing its use.

         Ischemia: Acute blockage of arteries is the cause of both myocardial (heart) and cerebral (brain) hypoxia. When hypoxia is due to a decrease in blood flow, it is called ischemia. Therapy is aimed at removing the cause of the blockage (usually blood clot) and reestablishing flow. In the area of coronary artery blockage, several options exist. Drugs that break up clots, called thrombolytics, are employed, as well as several surgical techniques. For cerebral blockage (stroke) there are fewer choices. Surgery is usually not an option and thrombolytics have just begun to be cautiously used for certain types of stroke. Despite great strides in the treatment of both myocardial and cerebral ischemia, acute hypoxia still leads in many cases to organ damage and even death. Time is of the essence to reverse the hypoxia, therefore other therapeutic agents that could minimize the impact of the lack of oxygen are needed.

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

Tissue Oxygenating Therapeutics

         The Company believes that hemoglobin solutions possess characteristics that make them well-suited for acute oxygen delivery. The hemoglobin molecule is much smaller than a red blood cell and being in solution it may be able to travel past blockages and through blood clots to reach vital organs. Also, by not having to squeeze through capillaries (where oxygen diffusion to tissue occurs) in a manner similar to red blood cells, hemoglobin solutions may be more efficient at delivering oxygen than a red blood cell. Hemoglobin solutions may be useful for preventing or reversing acute hypoxia and preserving vital organ function until more definitive medical or surgical intervention can be applied. Examples of conditions or diseases that result in acute hypoxia include: serious blood loss (e.g., surgical bleeding, trauma, gastrointestinal bleeding), acute myocardial ischemia, acute cerebral ischemia, sickle cell crisis, acute peripheral vascular ischemia, and acute bowel ischemia.

         There have been numerous attempts to develop a hemoglobin-based oxygen carrying solution for use in medicine, most particularly as a therapeutic which can be used in surgery as a temporary oxygenating agent to minimize exposure to donor blood. Many of these activities are ongoing today and involve hemoglobin extracted from human or bovine (cow) red blood cells ("stroma-free hemoglobin"). However, stroma-free hemoglobin has several characteristics which must be corrected in order to make it suitable for use as a therapeutic agent. First, when human hemoglobin is removed from the human red blood cell, its oxygen affinity increases, thereby causing the hemoglobin to bind oxygen too tightly and significantly reducing oxygen delivery to the tissues. In order for human-derived stroma-free hemoglobin to be used as an effective oxygen therapeutic, its oxygen affinity must be reduced by chemical treatment. Such modification, however, is not required for bovine-derived hemoglobin. Second, stroma-free hemoglobin tends to dissociate (or separate) into two alpha-beta globin pairs (called "dimers") which can be toxic to the kidneys. Dissociation can be avoided in stroma-free hemoglobin by chemically linking, polymerizing or otherwise chemically modifying the hemoglobin molecule. More recently, genetically engineered animals and plants (transgenic animals and plants) have been explored as potential sources of human-type hemoglobin. Synthetic products designed to carry oxygen, such as perfluorocarbons ("PFCs"), have also been explored as temporary oxygen carrying therapeutics. To date, no product based on stroma-free hemoglobin, transgenic plants or animals has been approved for human use as a therapeutic in the U.S. See "Competing Technologies."

Commercial Opportunity

         The Company believes the commercial opportunity for recombinant hemoglobin-based tissue oxygenating therapeutics potentially spans the spectrum of human diseases and conditions which lead to or result in tissue hypoxia. These conditions/diseases include, for example, serious blood loss, acute myocardial ischemia, acute cerebral ischemia, trauma, sickle cell crisis, acute peripheral vascular ischemia, and acute bowel ischemia.

Surgical Blood Loss

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

         Each year in the U.S., approximately 2.5 million patients undergo a major surgical procedure (elective and emergent) which results in sufficient bleeding to require a blood transfusion. More than half of these patients receive 1-2 units of donor blood and another 30% receive 3-4 units. In the U.S., approximately 9 million units of donor blood are transfused each year into surgical patients to treat acute blood loss.

         The problems associated with human donor blood have stimulated numerous efforts to reduce transfusions with donated blood. The risk of blood-borne infectious disease has caused transfusion guidelines to be changed so that certain patients who historically would have received transfusions are no longer transfused. Some hospital transfusion review committees have characterized a transfusion of donor blood as an "undesirable outcome" of surgery. Certain patients in good health can elect to deposit their own blood prior to surgery, potentially reducing or eliminating their need to receive donor blood. In certain types of surgical procedures, lost blood can be collected, treated and re-infused, or blood loss can be reduced through the use of drugs.

         The past decade has seen an increase in the incidence of blood-borne infectious diseases, such as AIDS and hepatitis, which has heightened the awareness of both health care professionals and patients to the inherent risks of blood transfusions. Although new tests have been developed, such tests have not entirely eliminated the risk of infectious blood-borne disease transmission. In addition, despite improved testing standards, human error still results in the release of contaminated units of blood. Furthermore, some infectious diseases are known to contaminate the blood supply but cannot be avoided because no reliable or cost effective diagnostic tests exist. New infectious agents can suddenly appear in the blood supply, and it can take years to develop a reliable test for such agents. Several years elapsed between the appearance of AIDS and the development of a reliable test, and numerous patients contracted AIDS from transfusions during that time. The current blood supply is dependent upon volunteer donors. Increasingly stringent donor-screening criteria have caused the donor pool, and therefore the potential supply of blood, to contract. As a consequence, the cost and intricacy of collecting, testing and storing blood has greatly increased in recent years.

         The Company believes that oxygen carrying solutions like Optro may prove to be effective in the treatment of these patients and reduce the requirement for a donor blood transfusion.

Enhanced ANH in Cardiac Surgery

        Cardiac surgery is a major subset of the surgical procedures described above. Each year in the U.S., approximately 500,000 patients undergo cardiac surgery for coronary artery bypass grafting, septal defect repair or valve replacement. These procedures are highly traumatic to the patient. A 12 to 16 inch incision is made in the chest and the breast bone (sternum) is sawed in half to allow access to the heart. During this surgical procedure, the patient's heart is stopped (so surgery can be performed on the heart) and his/her blood is pumped outside the body, circulated through an extracorporeal oxygenator, and returned to the patient and pumped throughout the body to provide oxygen to the tissues. This part of the procedure is called "cardiopulmonary bypass" ("CPB"). Exposure of the patient's blood to the CPB machine may damage the blood and result in significant post-operative bleeding and other complications. A procedure called acute normovolemic hemodilution ("ANH") is frequently used in cardiac surgery to sequester the patient's blood before going on bypass to minimize exposure to the CPB machine. The Company believes that the use of Optro in this setting may allow greater amounts of the patient's blood to be harvested, thus decreasing post-operative blood use and bleeding complications.

Trauma

         The opportunity for using recombinant hemoglobin-based oxygen therapeutics in trauma potentially extends beyond the emergency room and surgical suite where donor blood is used today. Optro does not require typing or cross-matching, thereby eliminating the time required to perform such functions or the need to store multiple units of Type O blood (which may be administered to anyone regardless of blood type). In addition, initial results from animal studies indicate that Optro is more efficacious than blood in resuscitation from hypovolemia (a condition resulting from extensive blood loss), a common problem often associated with trauma. Each year in the U.S., there are approximately 400,000 victims of blunt or penetrating trauma which results in severe hemorrhage, but resuscitation with an oxygenating therapeutic (donor blood) does not begin until the patient arrives in the hospital emergency room. The mortality rate for these victims is quite high, and the Company believes that earlier resuscitation of these patients with an oxygen-carrying therapeutic like Optro could potentially save lives.

Stroke (acute cerebral ischemia)

         Stroke is the third leading cause of death in the U.S. Approximately 500,000 people suffer a new or recurrent stroke every year, and 150,000 people die each year as a result. Obstruction of arteries feeding the brain by thrombus (blood clot) or embolus or failure of the systemic circulation and hypotension, if severe and prolonged enough, can deprive brain tissue of blood and oxygen, leading to ischemic disruption of physiologic function and subsequent necrosis (infarction). The cardinal feature of cerebrovascular disease is the "stroke", a term that connotes the sudden and dramatic development of a focal neurologic deficit as a result of disruption of blood flow to a portion of the brain.

         Ischemia accounts for 80% of acute strokes, while hemorrhage accounts for the remainder. Within the thrombotic stroke population, whether or not it is preceded by warning signs, each year in the U.S. 60% or approximately 240,000 people will experience a single massive attack. A stroke develops suddenly, often in a matter of minutes.

         It is during this acute onset phase of ischemic stroke that recombinant hemoglobin-based oxygenating therapeutics could potentially provide a critically needed benefit by supplying oxygen to deprived brain cells downstream, reducing the severity of neurologic damage.

Myocardial Infarction  (acute myocardial ischemia)

         Myocardial infarction is caused by a lack of blood flow to the heart tissue. An estimated seven million people in the U.S. suffer from clinically active coronary artery disease, which causes 1.5 million myocardial infarctions and over half a million deaths each year. Coronary artery disease results from atherosclerosis, a complex process that occurs in many large arteries including the coronary arteries which supply blood to the heart. This process develops over a number of years and may eventually result in the formation of a stenosis (blockage) in the coronary artery. If the vessel becomes narrowed too much, blood flow can be reduced to levels which can result in angina pectoris (chest pain) or a more life-threatening myocardial infarction and even sudden death. In the case of acute myocardial infarction, plaque in the sclerotic region of the vessel ruptures and causes a clot to form on the plaque surface, resulting in many cases in a cessation of blood flow to the heart muscle down stream.

         Current therapeutic approaches include drugs that dilate blood vessels, those which decrease the workload of the heart in order to conserve oxygen, thrombolytics (clot busters) and combinations of these. There are currently no drugs available that increase the oxygen content of blood. Recombinant hemoglobin-based oxygenating therapeutics would appear to be ideal therapeutic agents to increase the oxygen content of the blood and perfuse the areas distal to the arterial occlusion.

         Several drugs, including tissue plasminogen activator ("TPA") and streptokinase, have been approved for use in treating heart attacks and related cardiovascular disorders. In this ischemic setting, the Company believes that a recombinant hemoglobin-based oxygenating therapeutic may be a useful adjunct to thrombolytic agents by increasing the speed at which oxygen delivery to the heart may be restored.

         The Company also believes that a recombinant hemoglobin-based oxygenating therapeutic may be useful as an adjunctive therapy in angioplasty (cardiac catheterization) procedures. Approximately half of the 600,000 angioplasty procedures performed in the U.S. each year involve patients who have a high risk of negative outcomes. Recombinant hemoglobin could be given by intracoronary administration during the angioplasty procedures to minimize ischemic damage associated with mechanical closure of the vessel during angioplasty.

Somatogen's Recombinant Hemoglobin Technology

         The Company believes it is a leader in characterizing the structure, function and molecular biology of the human hemoglobin molecule and in developing recombinant human hemoglobin as potential tissue oxygenating therapeutics. Somatogen believes that it is the only company to have successfully cloned, expressed and purified recombinant hemoglobin that binds oxygen in a manner similar to hemoglobin contained in human red blood cells. The Company is using genetic engineering to develop other forms of hemoglobin with molecular characteristics designed to address specific clinical needs.

         Somatogen has used its proprietary recombinant hemoglobin technology to develop its first potential product, Optro (rHb1.1), an oxygen therapeutic for use in surgery and trauma. rHb1.1 is a molecular variant of human hemoglobin. Unlike stroma-free hemoglobin, recombinant hemoglobin:

    o Eliminates the risk of infectious disease transmission. Because Optro is produced recombinantly, it has no risk of transmission of human or animal blood-borne infectious diseases such as AIDS and hepatitis.

    o Avoids the need for chemical modifications. Somatogen has addressed the inherent limitations of extracellular hemoglobin by synthesizing a hemoglobin molecule that is very similar to human hemoglobin but which has been genetically altered to prevent the molecule from fragmenting in the bloodstream. By making these changes at the genetic level, Somatogen avoids the need to modify the hemoglobin molecule through chemical processing.

    o Improves oxygen-delivery capability. Somatogen has genetically engineered Optro in a manner which it believes, based on animal studies, may release oxygen to tissues in the body more effectively than the hemoglobin contained in transfused red blood cells. Nuclear magnetic resonance spectroscopy tests in animals to measure tissue high energy phosphates (and metabolic intermediates) suggest that Optro is more effective in delivering oxygen to tissue than red blood cells.

    o Can be manufactured at large scale. Optro is manufactured using a microbial fermentation process which may be performed at large scale. Unlike stroma-free hemoglobin products which depend on animal or human blood as a starting material, the raw materials for the fermentation of Optro are simple sugars and nutrients which are available in large quantities.

Products in Development

         Somatogen is using its recombinant hemoglobin technology to develop products for a range of therapeutic applications. These products include Optro, the Company's initial oxygen-carrying pharmaceutical. The Company is currently performing expanded safety and efficacy studies of Optro in surgical patients who are experiencing blood loss and in patients suffering from chronic anemia. See "Clinical Development."

Optro (rHb1.1)

         Listed below is a summary of the potential applications of the Company's recombinant human hemoglobin products currently in development:

         Enhanced Acute Normovolemic Hemodilution. Patients undergoing cardiac surgery have their blood exposed to a heart-lung machine which oxygenates and pumps their blood while surgery is being performed on the heart. This exposure may damage the blood and result in significant post-operative bleeding and other complications. A procedure called acute normovolemic hemodilution is frequently used in cardiac surgery to harvest the patient's blood before going on bypass to minimize exposure to the heart-lung machine. The Company believes that the use of Optro in this setting may allow greater amounts of the patient's blood to be harvested, thus decreasing post-operative blood use and bleeding complications. Somatogen is currently conducting a Phase II clinical trial in cardiac surgery. See "Clinical Development."

         Intraoperative Blood Replacement. The Company believes that Optro may be useful in the treatment of blood loss that occurs in surgery. Concern regarding transmission of infectious diseases and other adverse effects of giving donor blood has given rise to efforts to reduce or eliminate transfusions of donor blood whenever practicable. A number of techniques are currently utilized to maximize the conservation of blood, including autologous donation (self-donation), intraoperative cell salvage, intraoperative hemodilution, and use of various pharmacologic agents to reduce intraoperative blood loss. Notwithstanding these efforts, over 2.5 million surgical patients are exposed to blood transfusions with donated blood in the U.S. each year. Somatogen believes that Optro may reduce the exposure of surgical patients to transfusion with donor blood. The Company is currently reviewing and developing its clinical trial design in the interoperative setting. See "Clinical Development."

         Trauma. Somatogen believes that Optro may also be useful in the hospital emergency room and in settings outside of the hospital environment because Optro does not require typing or cross-matching, thereby eliminating the time required to perform such functions or the need to store multiple units of Type O blood (which may be administered to anyone regardless of blood type). Results from animal studies indicate that Optro is more efficacious than blood in resuscitation from hypovolemia (a condition resulting from extensive blood loss), a common problem often associated with trauma. The Company is currently in preclinical testing and developing a clinical trial design in trauma.

         Erythropoiesis/chronic anemia. The Company is investigating whether rHb1.1 stimulates the production of new red blood cells. Preliminary experiments in an animal model of induced anemia and in human hematopoietic tissues in vitro demonstrated hematopoietic activity with rHb1.1. The exact mechanism of action, however, is not known. Somatogen is currently conducting Phase I clinical studies in patients with chronic renal failure and primary bone marrow cancer. See "Clinical Development."

Next Generation rHbs

         Somatogen has constructed several different forms of recombinant hemoglobin that have been genetically engineered and, in some cases, chemically modified to achieve enhanced attributes including the elimination of vasoactivity and extended circulating half-life. The Company believes that such a modified recombinant hemoglobin may be useful in a number of therapeutic applications such as acute myocardial ischemia and acute cerebral ischemia. In addition, the Company believes that these molecules may be applicable in some of the applications identified above for Optro. These molecules are currently in the research stage and early preclinical testing.

         The Company's products will require significant additional research and development, including extensive preclinical and clinical testing, before the Company will be able to obtain FDA or foreign regulatory approval for any indication, if at all. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development, including Optro, will prove to be safe or effective in clinical trials, that the Company will be able to obtain FDA approval to sell any products, that any products can be manufactured at acceptable cost and with appropriate quality, or that any products, if and when approved, can be successfully marketed.

Clinical Development

Oxygen Delivery Indications

         Somatogen is currently pursuing clinical development of Optro for the enhancement of acute normovolemic hemodilution in cardiac surgery and as a temporary oxygen therapeutic to treat acute blood loss in elective surgery. The clinical trials of Optro are being conducted in three sequential phases (Phases I, II and III), although the phases may overlap. The Phase I trials, which have been completed, gathered data on safety and dosage tolerance and preliminary data on pharmacokinetics. Following completion of the Phase I trials, the Company reviewed the results of such trials with the FDA, which authorized the Company to proceed to early Phase II trials. The Company initiated these trials in the fall of 1994 in order to provide additional safety data and to gather preliminary efficacy/activity information in patients undergoing elective surgery. These trials were completed in September 1995. In July 1996, Somatogen commenced an expanded Phase II trial in elective surgical patients in order to gather additional safety information as well as more comprehensive efficacy/activity information. The Phase II trial in the elective general surgical setting was discontinued after the termination of Somatogen's strategic alliance with Lilly. In April 1997, a Phase II trial was initiated by Somatogen to explore safety and preliminary efficacy in enhanced ANH in cardiac surgery. If the Phase II trial is successfully completed, the Company plans to undertake Phase III trials to establish safety and efficacy in a larger population of surgical patients to provide the basis for the filing of a Biologics License Application with the FDA.

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

         The range of therapeutic applications for which Optro may be suitable will depend in part on its duration of action. The Company's clinical trials conducted to date have not been specifically designed to measure duration of action, but Optro and other hemoglobin-based oxygen carrying solutions will likely have significant shorter duration of action than transfused blood. There can be no assurance that the duration of action of Optro will permit the product to be therapeutically useful in a sufficient number of indications to make it commercially viable.

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

Early Phase II Clinical Trials

         From December 1994 to September 1995, Somatogen conducted early Phase II trials of Optro for two indications: intraoperative blood replacement and acute normovolemic hemodilution.

         Intraoperative Blood Replacement: This single blinded, controlled trial was designed to study safety and to gather preliminary efficacy/activity data in patients who experienced blood loss during surgery. This multi-center clinical trial involved 23 patients, of whom 16 received Optro at doses ranging up to 100 grams and seven patients received donated blood as a control. Six Optro patients received doses of 25 grams, four received doses of 50 grams, three received doses of 75 grams, and three received doses of 100 grams. The first three patients at the 25 gram dose level were infused at a controlled rate, and all other patients were infused at a rate comparable to the rate of infusion in blood transfusions. There were no clinically significant, treatment-related adverse events in this clinical trial. Patients in this trial received no prophylactic pre-treatment with any drugs to manage or avoid potential symptoms or side effects of Optro. None of the patients in this study experienced the gastrointestinal symptoms that had been seen in certain subjects in the Company's prior Phase I clinical trials. In certain patients, there were transitory elevations of amylase and lipase (pancreatic enzymes), which spontaneously resolved without treatment and which investigators determined not to be clinically significant.

         Acute Normovolemic Hemodilution: This single blinded, controlled study was designed to measure safety and to gather preliminary efficacy/activity data in patients who donated blood and received Optro just prior to surgery, at doses ranging up to 50 grams. Ten patients were dosed, of whom seven received Optro and three received saline as a control. Three patients received 12.5 grams, one patient received 25 grams and three patients received 50 grams of Optro. Patients in this trial received no prophylactic pre-treatment with any drugs to manage or avoid potential symptoms or side effects of Optro. There were no clinically significant, treatment-related adverse events, and no gastrointestinal symptoms in any of the patients in this study. As in the intraoperative trial, certain patients experienced transitory elevations of amylase and lipase levels, which spontaneously resolved without treatment and which investigators determined not to be clinically significant.

  Late Phase II Clinical Trials

         In July 1996, the Company commenced patient enrollment in a multi-center late Phase II study of Optro to deliver oxygen and restore blood volume as a treatment for acute blood loss during elective surgery. In connection with the Lilly strategic alliance, Lilly was managing this study and upon termination of the Alliance the study was discontinued. In April 1997, a multicenter Phase II trial was initiated by Somatogen as the first of several studies to explore the safety and efficacy of enhanced ANH in cardiac surgery. These studies will, when completed, examine the safety and efficacy of removing up to four units of autologous blood via ANH, with Optro replacing the volume withdrawn. These studies will enroll approximately 50 patients undergoing coronary artery bypass graft surgery at approximately five to ten sites throughout the U.S.

Chronic Anemia Indication

         The Company has initiated Phase I trials of its recombinant hemoglobin, rHb1.1, as a potential agent for stimulating red blood cell formation (hematopoiesis). The first trial was initiated in June 1996 and will evaluate the safety and hematopoietic activity of repeated low doses of rHb1.1 in approximately 35 patients with anemia resulting from end stage renal disease. This randomized, double-blind, placebo-controlled trial is a dose-ranging study being conducted at six sites in the U.S. Participants in the trial will have been on hemodialysis for six months or more, and will have responded to treatment with exogenous erythopoietin.

         A second trial is designed to evaluate the safety and hematopoietic activity of repeated low doses of rHb1.1 in approximately 15 to 20 patients with chronic anemia due to primary bone marrow failure and malignancy. This randomized, open-label dose-ranging study is being conducted at several sites in the U.S. Based on data analysis and other priorities, the Company will determine whether to proceed with further development of recombinant hemoglobin in this indication.

Competition

         In some cases Optro will compete directly with red blood cells for volume expansion and oxygen delivery applications and with other solutions for volume expansion applications. Additionally, Optro may supply clinical utility in specific clinical situations where the use of red blood cells is not necessary. There can be no assurance that Optro or any other product of Somatogen will have advantages which will be significant enough to cause medical professionals to adopt its use rather than to continue to use established therapies. The pricing of Somatogen's products in relation to established therapies could also affect market acceptance of such products. Somatogen believes, however, that Optro will compete on the basis of quality because it may offer a safe and cost-effective solution to the problems of red blood cell transfusions, while avoiding the problems of stroma-free hemoglobin. See "Somatogen's Recombinant Hemoglobin Technology."

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

Competing Technologies

         Problems  associated  with the  transfusion  of human  donor blood have stimulated numerous efforts to reduce transfusion with donated blood. Most efforts to develop an oxygen carrying therapeutic have concentrated on developing stroma-free hemoglobin from human or bovine red blood cells.
Stroma-free hemoglobin must be rigorously purified to remove all of the non-hemoglobin elements of the red blood cell to avoid potentially severe reactions resulting from the contaminating elements. In addition, stroma-free hemoglobin must be chemically modified in order to prevent dissociation into dimers which can be toxic to the kidneys. Hemoglobin derived from human red blood cells must also be chemically modified to reduce its oxygen affinity.

         The use of stroma-free hemoglobin suffers from certain inherent limitations. Hemoglobin that is obtained from human blood may carry a risk of transmission of blood-borne infectious disease. The technologies for inactivating viral agents in human blood are rather limited and unproved at present. In addition, the supply of human-derived hemoglobin is dependent on the availability of human donor blood. Today, there is not a ready supply of excess human blood. An alternative approach to the supply problem associated with human-derived hemoglobin is to derive products from plants or animals that have been genetically engineered to produce human hemoglobin (transgenic plants or animals). However, Somatogen believes that the transgenic production of hemoglobin may have limitations, including some of the same limitations as stroma-free hemoglobin. At least four other companies have announced that they are conducting human clinical trials of hemoglobin-based oxygen carrying solutions. One of these companies, Baxter International Inc., has announced that they have filed for product registration in Europe and received FDA approval to commence two pivotal Phase III studies in the U.S. with their human-derived hemoglobin solution.

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

         Certain other non-hemoglobin molecules have also been explored as oxygen therapeutics. PFCs, inert chemicals which are capable of dissolving and transporting oxygen, have been studied most extensively. PFCs are synthetically produced thereby eliminating the risk of transmission of infectious diseases and can transport large amounts of oxygen. The Company is aware that two of its potential competitors have commenced human trials for the use of a PFC-based product as a temporary oxygen carrying fluid.

         The mechanism of oxygen transport by PFC compounds is very different from hemoglobin or blood. Oxygen is physically dissolved into PFC emulsions, with no specific bonding interaction with the perfluorocarbon molecules. Thus, a linear increase in available oxygen results in a linear increase in the amount of oxygen dissolved in the PFC carrier, in contrast to the sigmoidal oxygen saturation-dissociation curve for hemoglobin. Consequently, PFCs require very high oxygen levels in the lung in order for them to dissolve physiologically meaningful amounts of oxygen. To achieve these high levels of oxygen, patients must be ventilated with high levels of oxygen. Current anesthesia practice does not utilize high oxygen inspiration during surgery, and in many situations it is considered dangerous.

Sales and Marketing

         Because the initial target market for Optro is as an oxygen carrying therapeutic to be used in surgery, Somatogen will focus its marketing and selling efforts on key operating room personnel, including anesthesiologists and surgeons. Potential customers are highly concentrated in the hospital setting, therefore the Company believes it can achieve sales coverage in North America with a relatively small specialized sales force. The Company will seek an agreement with a large pharmaceutical company for assistance in selling and marketing Optro internationally. There can be no assurance that the Company will be able to build such a sales force for Optro in North America or that a suitable international partner can be secured.

         There can be no assurance that Somatogen or its partners, if any, will receive the necessary governmental approvals to market and distribute Optro in any country.

Reimbursement

         Somatogen's ability to successfully commercialize its products will depend in part on the extent to which reimbursement of the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the cost/benefit of medical products and services in relation to clinical outcomes. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable Somatogen to maintain price levels sufficient for realization of an appropriate return on its investment in product development.

Research and Development

         Somatogen's research and development efforts are focused on clinical trials of Optro, process development and next generation technology development of recombinant hemoglobin. In the process development area, Somatogen is working on improving all phases of its existing pilot manufacturing processes in order to allow economical commercial scale production.

         In fiscal 1997, 1996 and 1995, net research and development expenses were $15,807,000, $16,949,000 and $14,968,000, respectively. Somatogen expects these expenses to increase during the foreseeable future.

Manufacturing

         The Company's ability to operate profitably will depend on the manufacturing of recombinant hemoglobin products in very large quantities and at a competitive cost, while consistently achieving appropriate levels of product quality. To date, Somatogen has manufactured its initial product in a pilot facility and only in limited quantities. To successfully establish commercial manufacturing capacity, further development is required to enhance manufacturing processes, scale-up such processes, reduce product costs and to demonstrate the consistent manufacture of a clinically safe product. The implementation and testing of process improvements in the Company's pilot production facility may affect the production schedule for clinical material, which may in turn affect the rate of progress in clinical trials for Optro. Somatogen has devoted substantial resources to developing an efficient production process capable of producing recombinant hemoglobin. Somatogen has genetically engineered recombinant hemoglobin to overcome certain of the inherent limitations of naturally occurring hemoglobin. By addressing these limitations at the genetic level, Somatogen has avoided the need to modify the hemoglobin molecule through chemical processing.

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

         Somatogen constructed and is operating a pilot production facility consisting of approximately 24,000 square feet. The Company's pilot manufacturing facility includes a 600 and a 1,500 liter fermentor for production of Optro. The pilot manufacturing facility includes the equipment necessary to produce hemoglobin in E. coli, to separate the hemoglobin from the cells and to purify the hemoglobin. This facility has been producing Optro since December 1990 and is anticipated to have sufficient capacity to meet product demand for most stages of clinical testing. The Company is currently evaluating various manufacturing strategies to support launch and commercialization of Optro, including a full assessment of the feasibility of contract manufacturing.

         The manufacturing process for Optro requires substantial amounts of raw materials. Although these raw materials are currently available in quantities sufficient to meet the Company's current needs, there can be no assurance that these raw materials will be available in sufficient quantities to meet the needs for commercial production at an acceptable cost, or that regulatory agencies will approve the use of these raw materials. If the Company were to experience raw material shortages, such shortages could affect its ability to produce products.

         In order to manufacture Optro at a commercial scale at an acceptable cost, Somatogen must make further improvements in certain existing process technologies, and complete adaptation of these technologies for use at a large scale. This work is focused on reducing product cost, improving current expression levels, improving recovery of recombinant hemoglobin following fermentation, enhancing purification yields through use of improved techniques and materials, and increasing product stability. Somatogen believes that developing a cost-effective manufacturing process for commercial scale production of Optro with a consistently high level of purity will require improvements to some phases of its existing pilot manufacturing processes, but should not require any fundamental technological breakthroughs. There can be no assurance that the Company will be able to successfully implement any of these improvements as scale-up of the process to commercial levels proceeds. The Company's products will be given in large dosages. They must be rigorously purified since impurities may lead to serious and potentially fatal toxic reactions. The Company must also develop extremely sensitive analytical techniques to show that it has achieved acceptable levels of product quality. There can be no assurance that the Company will be able to achieve or maintain an appropriate level of product quality or that it can develop assays that are sufficiently sensitive to demonstrate the required high levels of quality.

         As part of its clinical development program, the Company has made process improvements to improve product quality and to reduce or eliminate potential side effects. The time required to implement some of these improvements has resulted in extending the length of the clinical trials. There can also be no assurance that process changes will not require additional clinical studies and expenditures that may cause delays in the clinical development of Optro. Additionally, there can be no assurance that the manufacturing processes which have been developed can be successfully scaled-up to the commercial levels contemplated or that Optro or any other product can be manufactured at a cost and in quantities to make such product commercially viable.

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

         The Company seeks patent protection for its proprietary technology and products in the United States and in foreign countries. The Company's products and inventions may involve compounds that are not naturally occurring and synthetic forms of naturally occurring molecules. To the extent that the Company's products or inventions are synthetic compounds that are not natural products, they may, provided standard patentability criteria are met, be afforded patent protection under well settled principles and procedures established by the U.S. and other patent offices. To the extent Somatogen's products or inventions are synthetic forms of naturally occurring molecules, the extent and nature of the protection available is less certain.

         The Company's patents include claims for certain hemoglobin compositions and for the methods of use of certain hemoglobin compositions for oxygen delivery, hematopoiesis and other uses. The Company has filed or licensed patent applications in the U.S. and in certain other countries seeking protection for recombinant hemoglobin technology and compounds developed by the Company and/or the Medical Research Council ("MRC"). In July 1991, the Company's initial U.S. patent was issued covering blood substitute or oxygen delivering products based upon hemoglobin that has been genetically engineered to improve its ability to deliver oxygen to the tissues. This patent will expire in the year 2008. Similar patents have been issued jointly to the Company and the MRC in the United Kingdom (expiring in 2007) and Australia (expiring in 2004). A European patent containing certain related claims to non-naturally occurring hemoglobins has also been granted. Somatogen has entered into an agreement with the MRC, which grants the Company the exclusive right to make, use and sell products covered by such U.S. and U.K. patents and certain additional foreign counterparts. The Company has agreed to pay the MRC a royalty on net sales in certain countries of artificial hemoglobin products using the MRC know-how or covered by an MRC patent for a period of 15 years from the date of agreement. Patents covering methods of expressing and genetically stabilizing hemoglobin have been issued to the Company in Australia, South Africa and New Zealand. A patent covering non-naturally occurring disulfide-stabilized hemoglobin has also been issued in the U.S. (expiring in 2008). U.S. patents covering DNA coding for mutant hemoglobins and certain dialpha polypeptides were issued in fiscal 1997. A broad European patent to dialpha and/or dibeta DNA and related polypeptides was also granted in fiscal 1997. Other U.S. patents to hematopoiesis, certain multimeric hemoglobins and certain processes have recently been issued. The remaining hemoglobin-related patent applications owned, co-owned or licensed by the Company are pending.

         The patent positions of biotechnology firms, including Somatogen, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of its pending applications will result in the issuance of any patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Somatogen cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. The Company is aware of certain U.S. patents owned by other parties who may claim infringement by certain products or processes contemplated by the Company. The Company believes that certain of such patents may be invalid. The Company believes that licenses would be available for other patents, that the Company's contemplated products, processes or methods could be used in a manner that would avoid infringement, could be modified to avoid infringement, or are not material to the Company's business. There can, however, be no assurance that licenses would be available on terms acceptable to the Company, or its partners, or at all. If the Company cannot obtain such licenses and cannot show such unlicensed patents to be invalid or unenforceable, the Company could encounter delays in product market introductions and incur substantial additional costs while it attempts to design around such intellectual property rights, or it could be prevented from the development, manufacture or sale of products requiring such licenses. There also can be no assurance that any modifications effected by the Company in an effort to avoid infringement of certain patents would be successful or would not result in infringement of other patents. Moreover, there can be no assurance that all U.S. patents that may pose a risk of infringement have been identified. Additionally, the Company has not sought to identify foreign patent applications or patents which might affect its future foreign sales or operations. The Company could incur substantial costs in defending against suits brought against it on such U.S. or foreign intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. The Company has not reached a final decision as to all details of its manufacturing process, and modifications to that process may increase the patent infringement risks faced by the Company.

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

Government Regulation

         Regulation by governmental authorities in the U.S. and foreign countries will significantly affect the Company's ability to manufacture and market the Company's products and to conduct the Company's ongoing research and product development activities. All of Somatogen's current and anticipated future products will require regulatory approval by appropriate government agencies before those products can be commercialized. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals is costly and time-consuming. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company or other collaborators or licensees to obtain, or any delay in obtaining, required regulatory approvals would adversely affect the marketing of the Company's products and its ability to derive product or royalty revenue.

         Preclinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"), which must be reviewed before human clinical testing can begin.

         Clinical studies involve the administration of the investigational new drug to healthy subjects and to patients, under the supervision of a qualified principal investigator. Clinical studies are conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy/activity criteria to be evaluated. Each protocol and subsequent amendments must be submitted to the FDA. In addition, each clinical study must be conducted in accordance with "Good Clinical Practices" as prescribed by the FDA. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and patients, and the possible liability of the institution.

         In order to obtain FDA approval of Optro, the Company will need to establish the product's efficacy during its Phase III trials. There currently is no FDA established criteria for measuring efficacy of an oxygen carrying solution. Although the FDA has indicated on several occasions that it may consider the avoidance of donor blood as a surrogate marker for oxygen carrying product's efficacy if such avoidance were measured by a suitable clinical trial, there can be no assurance that the FDA will ultimately accept such an efficacy endpoint. Commercial introduction of Optro could be delayed or prevented or the market restricted if the Company were not able to define and achieve in Phase III trials an efficacy endpoint acceptable to the FDA.

         In the case of biologic products such as the Company's recombinant hemoglobin, the results of pharmaceutical development and the preclinical and clinical testing and the results, data and facility description must be submitted to the FDA in the form of a Biologics License Application ("BLA"). The BLA must be approved before commercial sales may begin. The FDA may respond to the BLA by granting a product license, or by denying the application if it finds that the application does not meet the criteria for regulatory approval. The FDA also may respond by requiring the Company to perform additional testing or supply additional information. Notwithstanding the submission of such data, the FDA may ultimately decide that the applications do not satisfy its regulatory criteria for licensing. The testing and approval process is likely to require substantial time and effort. There can be no assurance that approval will be granted for any of Somatogen's products on a timely basis, if at all. Somatogen has made and must continue to make substantial financial commitments in order to prove safety and efficacy/activity of Optro in humans to receive FDA approval of Optro.

         In addition to regulations enforced by the FDA, the Company also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Act, the Compensation and Liability Act, the National Environmental Policy Act, the Clean Air Act, the Medical Waste Tracking Act, the federal Water Pollution Control Act and other present and potential future federal, state or local regulations. See "Manufacturing."

         The regulatory process, which includes preclinical and clinical testing of each product to establish its safety and efficacy and post-marketing studies, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new product license application. Similar delays may also be encountered in foreign countries. Each manufacturing facility for a biologic product, such as Optro, must also be licensed by the FDA. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by Somatogen or any manufacturing facility intended to produce such products by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product, manufacturer and manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Further, additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products.

Human Resources

         As of July 31, 1997, Somatogen employed 133 individuals, of whom approximately 42 hold Ph.D., M.D. or other advanced degrees. Of its total work force, 44 employees are dedicated to manufacturing, 49 are engaged in research and development activities and 40 are devoted to support and administrative activities. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. Somatogen believes that it has been successful in attracting skilled and experienced scientific personnel and that it maintains good relations with its employees. The Company's success will depend in large part upon its ability to attract and retain these and future employees. The Company faces competition in this regard from other companies, research and academic institutions and government entities.

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

Officers

         The officers of the Company and their ages as of August 28, 1997 are as follows:

Name                              Age   Position

Andre de Bruin..................  50    Chairman of the Board, President and
                                        Chief Executive Officer

Robert F. Caspari, M.D..........  50    Senior Vice President of Medical and
                                        Regulatory Affairs

J. William Freytag, Ph.D........  46    Senior Vice President of Technology
                                        and Business Development

Timothy D. Hoogheem.............  44    Senior Vice President of Finance and
                                        Administration, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

Carol L. Cech, Ph.D.............  49    Vice President of Technology and
                                        Intellectual Property

Richard J. Gorczynski, Ph.D.....  49    Vice President of Research
                                        and Development

Thomas A. Keuer.................  38    Vice President of Operations

Conrad A. McCarty...............  30    Corporate Controller

James C.T. Linfield.............  42    Secretary

     Mr. de Bruin was appointed President and Chief Executive Officer in July 1994 and appointed to the Board of Directors in August 1994. He also was appointed Chairman of the Board in January 1996. From 1989 until June 1994, he was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, Indianapolis, Indiana, a U.S. subsidiary of Corange Ltd., a private, global healthcare corporation. Mr. de Bruin also serves on the Board of Directors of Diametrics Medical, Inc., and is Vice Chairman of the Board of Directors of Quidel Corporation.

     Dr. Caspari was appointed Senior Vice President of Medical and Regulatory Affairs in July 1997. From October 1994 through June 1997, Dr. Caspari served as the Company's Senior Vice President of Medical Affairs. Prior to joining Somatogen, he served as Vice President of Medical Affairs at Boehringer Mannheim Corporation, from August 1991 to October 1994. Immediately prior, he held the position of Executive Director of Research and Development at GynoPharma, Inc., from September 1988 to August 1991. Dr. Caspari was employed at Schering Plough from 1987 to April 1988 as Senior Director, Worldwide Cardiovascular Research and as Senior Director, International Clinical Research. He served in various positions at Lederle Laboratories from 1982 to 1987, including Director of Global New Product Management. Dr. Caspari received his M.D. from Georgetown University School of Medicine in 1975.

     Dr. Freytag was appointed Senior Vice President of Technology and Business Development in July 1997. From October 1994 through June 1997, Dr. Freytag served as the Company's Senior Vice President of Commercial Development. Prior to joining Somatogen, he served as President of Molecular Diagnostics at Boehringer Mannheim Corporation, from October 1993 to October 1994. Immediately prior, he held the position of President of Research and Development from June 1990 to October 1993. Dr. Freytag was employed at DuPont Medical Products in various positions including Research and Development and Commercial Development from 1980 to 1990. Dr. Freytag received his Ph.D. in biochemistry from the University of Kansas Medical Center. He served as a Postdoctoral Fellow at Duke University for four years.

         Mr. Hoogheem was appointed Senior Vice President of Finance and Administration in July 1996 and has been Chief Financial Officer since May 1992. From May 1992 to July 1996, Mr. Hoogheem served as the Company's Vice President of Finance. Mr. Hoogheem was appointed Assistant Secretary in March 1994 and appointed Treasurer in July 1994. Prior to joining Somatogen, he was employed by McDATA Corporation, a network communications company, from October 1990 to May 1992 as President and Chief Operating Officer and from October 1989 to October 1990 as Vice President of Finance and Chief Financial Officer. Mr. Hoogheem was employed at Storage Technology Corporation, a computer peripherals manufacturer, from March 1978 to October 1989, in various financial and administrative positions including Corporate Controller, Assistant to the President and Controller of the company's German Operations.

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

         Mr. Keuer was appointed Vice President of Operations in July 1997. From October 1994 through June 1997, Mr. Keuer served as the Company's Vice President of Manufacturing and Process Engineering. He served in various other positions at Somatogen from 1990 to 1994, including Director of Project Engineering. Prior to joining Somatogen, he was employed by Monsanto Company from 1980 to September 1990 in various manufacturing, process development and engineering positions, most recently as an Engineering Specialist for biotechnology-related projects. Mr. Keuer received an M.S. degree in biochemical engineering from Rice University in 1984.

         Mr. McCarty has been Corporate Controller since December 1995. Prior to joining Somatogen, he was employed by the accounting firm of Price Waterhouse LLP from December 1991 to December 1995 and held the position of audit manager immediately prior to joining the Company. From August 1990 to December 1991, he held the position of risk analyst at RiskCap Inc. He is a Certified Public Accountant.

         Mr. Linfield has been Secretary since May 1991. Mr. Linfield has been a partner of Cooley Godward LLP, counsel to the Company, since June 1993. Mr. Linfield served as Vice President and General Counsel of Somatogen from May 1992 through May 1993, and Vice President of Finance from February 1991 to May 1992 and as Chief Financial Officer from May 1991 to May 1992. Before joining Somatogen, he had been a partner of Davis, Graham & Stubbs, a Denver law firm, from 1985 to May 1991 (on leave from February 1991 to May 1991). He received a J.D.from Harvard Law School in 1980.

Item 2.  Properties

         Somatogen's administrative offices, research laboratories and pilot manufacturing operations occupy approximately 76,900 square feet located in Boulder, Colorado. The Company's laboratories are equipped for research activities in biochemistry, analytical chemistry and synthetic chemistry. The leases covering these facilities expire beginning in January 1998. The Company anticipates that its current facilities will meet the Company's research and development needs through fiscal 1998.

         The  Company  has  a  pilot   manufacturing   facility   consisting  of
approximately 24,000 square feet. The Company's lease covering this facility expires in October 2001.

         In September 1992, the Company began construction of a clinical manufacturing facility ("CMF-1"), which was designed to expand the Company's capacity to produce Optro for U.S. and international clinical trials, as well as support initial commercial production. After entering into the Lilly Alliance, the Company reevaluated its manufacturing facility requirements, canceled construction of the CMF-1 facility and recorded a charge of approximately $29.2 million in fiscal 1994. The land, building and related equipment of CMF-1 and land intended for construction of a larger commercial manufacturing facility are being held for sale.

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock (NASDAQ symbol SMTG) began trading publicly in the over-the-counter market through The Nasdaq Stock Market on August 2, 1991. Prior to that date, there was no public market for the Common Stock. The following table presents quarterly information on the price range of the Common Stock. This information indicates the high and low sale prices reported by The Nasdaq Stock Market. These prices do not include retail markups, markdowns or commissions.


                                                                                      High               Low
Fiscal 1997
   First Quarter................................................................      $14.75           $10.00
   Second Quarter...............................................................       12.38             9.50
   Third Quarter................................................................       14.25             3.00
   Fourth Quarter...............................................................        6.50             4.44
Fiscal 1996
   First Quarter................................................................       26.13            12.88
   Second Quarter...............................................................       21.38            12.13
   Third Quarter................................................................       25.38            16.75
   Fourth Quarter...............................................................       19.13            13.00


         As of July 31, 1997, there were approximately 1,186 holders of record of the Common Stock.

         The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data
(In thousands, except per share amounts)


                                                                                                   Period from
                                                                                                  July 10, 1985
                                                      Years ended June 30,                       (inception) to
                                           1997        1996       1995        1994      1993      June 30, 1997
                                           ----        ----       ----        ----      ----      -------------

Statement of Operations Data:

 Revenue                               $       --   $      --  $      --   $     11   $     659    $    6,588
                                        ---------   ---------  ---------   --------   ---------    ----------
 Operating expenses:
    Research and development               20,079      19,849     18,890     18,029      19,859       121,331
    Reimbursements from Lilly              (5,405)     (6,150)    (4,022)        --          --       (15,577)
    Reimbursements to Lilly                 1,133       3,250        100         --          --         4,483
                                         --------   ---------  ---------   --------   ---------    ----------
    Research and development, net          15,807      16,949     14,968     18,029      19,859       110,237
    General, administrative and
     marketing                              3,605       4,150      4,282      4,199       5,466        31,372
    Writedown of manufacturing
     facility assets (1)                       --          --         --     29,194          --        29,194
                                       ----------   ---------  ---------   --------   ---------    ----------
       Total expenses                      19,412      21,099     19,250     51,422      25,325       170,803
                                       ----------   ---------     ------  ---------   ---------    ----------
 Operating loss                           (19,412)    (21,099)   (19,250)   (51,411)    (24,666)     (164,215)
 Interest income and other, net (2)         8,472       3,076      2,146        708       1,326        17,245
                                       ----------  ----------  ---------  ---------   ---------    ----------
 Loss from continuing operations          (10,940)    (18,023)   (17,104)   (50,703)    (23,340)     (146,970)
 Discontinued operations                       --          --         --         --          --          (925)
                                      -----------  ----------  ---------  ---------   ---------    ----------
 Net loss                               $ (10,940)  $ (18,023)  $(17,104) $ (50,703)  $ (23,340)   $ (147,895)
                                      ===========  ==========  =========  =========   =========    ==========
 Loss per share data:
   Loss from continuing operations      $   (0.53)  $   (0.90)  $  (0.94) $   (3.64)  $   (2.37)
                                      ===========  ==========  ========== =========   =========

   Net loss                             $   (0.53)  $   (0.90)  $  (0.94) $   (3.64)  $   (2.37)
                                      ===========  ==========  ========== =========   =========
 Shares used in calculating per
    share data                             20,765      20,075      18,269    13,935       9,852
                                      ===========  ==========  ========== =========   =========


                                                                June 30,
Balance Sheet Data:                         1997        1996      1995       1994       1993
                                            ----        ----      ----       ----       ----

Cash, cash equivalents and short-
 term investments                       $  44,026   $  54,276   $  37,909 $  52,017   $ 22,658
Working capital                            42,458      51,739      35,789    45,446     15,436
Total assets                               56,031      69,161      51,880    65,994     60,368
Long-term debt and capital lease
 obligations                                   --          11         370     1,106      3,079
Deficit accumulated during the
 development stage                       (151,888)   (140,948)   (122,925) (105,821)   (55,118)
Stockholders' equity                       53,598      63,304      47,361    57,803     49,211

----------------
(1)  Reflects   revaluation  of   manufacturing   facilities.   See  Note  2  to
     Consolidated Financial Statements included herein.

(2) Fiscal 1997 reflects the receipt of $6 million from Lilly pursuant to the strategic alliance termination provisions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Since 1987, Somatogen has been a development stage company and has devoted substantially all of its efforts and resources to research and development related to its recombinant hemoglobin technology. No revenue has been generated by Somatogen to date from commercial product sales, and such sales are not expected to commence for several years, if at all. To achieve sustained profitable operations, Somatogen must successfully develop, obtain regulatory approval for, manufacture and market its products. The time-frame necessary to achieve market success for any individual product is long and uncertain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

         For the period from its inception to June 30, 1997, the Company incurred a cumulative net loss of $147,895,000. The Company expects to incur substantial and increasing operating losses for the next several years as the Company's products will require significant additional research and development, including extensive preclinical and clinical testing, before the Company will be able to apply for and obtain approval from the FDA or corresponding foreign authorities for any indication, if at all. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development, including Optro, will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to sell any products, that the products can be manufactured at an acceptable cost and with appropriate quality, or that any products, if and when approved, could be successfully marketed.

         Pursuant to a strategic alliance (the "Alliance") between Somatogen and Eli Lilly and Company ("Lilly"), effective June 24, 1994 and through May 20, 1997, Lilly was co-developing Somatogen's lead recombinant hemoglobin product, Optro, sharing in certain development costs and contributing advisory and support services. The Alliance was terminated effective May 20, 1997, upon notification from Lilly in March 1997.

Results of Operations

         Fiscal year ended June 30, 1997 ("fiscal 1997") as compared to the fiscal years ended June 30, 1996 ("fiscal 1996") and June 30, 1995 ("fiscal 1995"):

         Operating Expenses

         For fiscal 1997, total operating expense decreased by 8% to $19,412,000 from $21,099,000 for fiscal 1996 primarily due to increased net reimbursements from Lilly and from lower general, administrative and marketing expenses. For fiscal 1996, total operating expense increased by 10% from $19,250,000 for fiscal 1995 primarily due to increased net research and development expenditures.

         Net research and development expense for fiscal 1997 decreased by 7% to $15,807,000 from $16,949,000 in fiscal 1996. Net research and development expense for fiscal 1996 increased by 13% from $14,968,000 for fiscal 1995. These variances are further discussed in the following paragraphs.

         Excluding Lilly reimbursements, research and development expense for fiscal 1997 increased by 1% to $20,079,000 from $19,849,000 in fiscal 1996. For fiscal 1996, excluding Lilly reimbursements, research and development expense increased by 5% from $18,890,000 for fiscal 1995. These increases were primarily a result of increased expenditures related to process and product development.

         Reimbursements from Lilly for fiscal 1997 decreased by 12% to $5,405,000 from $6,150,000 in fiscal 1996. This decrease was primarily a result of decreased reimbursable clinical material manufacturing costs partially offset by increased reimbursable process development expenditures. For fiscal 1996, reimbursements from Lilly increased by 53% from $4,022,000 in fiscal 1995 due to increased reimbursable clinical development expenditures and from an amendment to the Alliance which provided that, effective January 1, 1996, certain process development expenditures would be reimbursable.

         Reimbursements to Lilly for fiscal 1997 decreased by 65% to $1,133,000 from $3,250,000 for fiscal 1996. This decrease was due to a decrease in reimbursable clinical and process development costs. For fiscal 1996, reimbursements to Lilly increased from $100,000 in fiscal 1995 due to the sharing of clinical development costs and from sharing in process development costs which began January 1, 1996 pursuant to an amendment to the Alliance.

         General, administrative and marketing expense for fiscal 1997 decreased by 13% to $3,605,000 from $4,150,000 for fiscal 1996. This decrease was primarily a result of lower expenses incurred related to the disposal of certain assets held for sale, combined with a decrease in commercial development expenditures. For fiscal 1996, general, administrative and marketing expense decreased by 3% compared to expenses of $4,282,000 in fiscal 1995.

         Interest Income and Other, Net

         For fiscal 1997, net interest and other income increased to $8,472,000 from $3,076,000 in fiscal 1996. This increase was the result of a $6,000,000 termination payment received from Lilly, net of a decrease in interest income due to lower average investment balances. For fiscal 1996, net interest income and other increased from $2,146,000 in fiscal 1995. This increase was the result of interest earned from higher average cash and investment balances and decreased interest expense resulting from lower debt and capital lease balances.

         Taxes

         The Company incurred losses for federal income tax purposes in fiscal 1997, 1996 and 1995 and therefore incurred no tax liability or expense for any of those years.

         At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $122,000,000. Under the federal income tax laws, approximately $3,000,000 of these loss carryforwards cannot be utilized due to prior changes in stock ownership. The remainder of the loss carryforwards will expire in the years 2003 through 2012. Future changes in stock ownership could result in a further limitation on the utilization of present and future loss carryforwards. The Company also has research and development tax credit carryforwards of approximately $4,300,000 which expire in the years 2001 through 2012.

         Deferred tax assets of approximately $59,100,000 have been reduced to the amount realizable, zero, by a valuation allowance based on the Company's history of losses.

Liquidity and Capital Resources

         Somatogen's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase during fiscal 1998 compared to the levels experienced in fiscal 1997, and to increase in subsequent fiscal years as the clinical studies for Optro increase in scope and the preclinical and clinical studies of new products are undertaken. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products. The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

         At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $44,026,000. The Company's cash, cash equivalents and short-term investments decreased by approximately $10,250,000 during fiscal 1997. This decrease was primarily due to the use of cash for operations. Pursuant to the termination provisions of the Lilly Alliance, a revolving credit agreement was executed effective July 28, 1997, which provides that the Company may borrow up to $8,000,000 from Lilly.

         In September 1992, the Company commenced construction of a clinical manufacturing facility. The Company had also acquired land for, and begun the design of, a larger commercial manufacturing facility. In conjunction with entering into the Alliance, an evaluation of the Company's future manufacturing requirements was completed and construction of the clinical manufacturing facility was discontinued. During the fourth quarter of fiscal 1994, the Company recognized a non-recurring charge, which was principally non-cash, associated with the writedown of its clinical and commercial manufacturing assets of approximately $29,200,000. The components of the charge included approximately $21,000,000 for the clinical manufacturing facility, $6,000,000 for related manufacturing equipment and approximately $2,200,000 for engineering design costs for the proposed commercial manufacturing facility. Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $5,942,000 are classified in Somatogen's balance sheet as assets held for sale.

         For the year ended June 30, 1997, the Company realized $504,000 in proceeds from the sale of clinical manufacturing assets. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurance that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

         The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. At June 30, 1997, the Company had aggregate future operating lease obligations of approximately $2,713,000. The Company spent $1,256,000 during the year ended June 30, 1997 for the purchase of capital equipment and leasehold improvements.

         During the fiscal year beginning July 1, 1997, the Company's operating requirements include increases in research and development costs, including costs related to clinical studies and product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility. In subsequent fiscal years, the Company's operating requirements will include continuing increases in research and development funding to cover the costs of expanded preclinical and clinical studies and new product development, expenditures associated with commercial manufacturing, as well as general, administrative, marketing and distribution expenses.

         In order to meet its long-term financing requirements, the Company may pursue a number of financing alternatives, including public and/or private offerings of securities and strategic alliances. The Company is currently engaged in preliminary discussions with potential strategic partners. However, there can be no assurance that the Company will be able to enter into any strategic relationships and/or raise additional financing. There can be no assurance that any strategic relationship which the Company enters into will be on terms favorable to the Company, or that any additional funding which may become available to the Company will be on satisfactory terms. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of the capital markets and the rate of progress of the Company's clinical studies. Any additional financing that the Company may be able to obtain could result in substantial dilution to existing stockholders. If adequate funds are not available, the Company will be required to significantly curtail operations. Any such action could impact the Company's research and development programs, including the Company's clinical study program. Any of these events could adversely affect the Company's ability to commercialize its products.

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


Item 8.  Financial Statements and Supplementary Data

         Financial Statements appear on pages 44-63 of this Annual Report on Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers

         The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997.

         The required information concerning Executive Officers of the Company is contained in Item 1, "Description of Business -- Officers."

         The required information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997.


Item 11. Executive Compensation

         Incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997.

Item 13.  Certain Relationships and Related Transactions

         Incorporated by reference from registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements

The following consolidated financial statements of the registrant are filed as Appendix F to this Annual Report on Form 10-K:

                                                                                          Page
Report of Price Waterhouse LLP, Independent Accountants                                    43

Consolidated Balance Sheet at June 30, 1997 and 1996                                       44

Consolidated  Statement of Operations  for each of the three years in the period ended June 30, 1997 and for the period from July 10,  1985  (inception)  to
June 30, 1997                                                                              45

Consolidated Statement of Stockholders' Equity for the period from July 10, 1985
(inception) to June 30, 1997                                                               46

Consolidated  Statement  of Cash Flows for each of the three years in the period ended June 30, 1997 and for the period from July 10,  1985  (inception)  to
June 30, 1997                                                                              48

Notes to Consolidated Financial Statements                                                 51


(a-2) The exhibits to this Annual Report on Form 10-K are listed under item 14(c) below.

The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

         Exhibit
         Number       Description

         10.2         Registrant's Stock Option Plan as amended (the "Plan").(1)
         10.3         Form of Incentive Stock Option under the Plan. (2)
         10.4         Form of Nonstatutory Stock Option under the Plan. (2)
         10.25 Registrant's Employee Stock Purchase Plan and related offering document. (2)
         10.40        Non-Employee Director Stock Option Plan. (3)
         10.63        Consultants Stock Option Plan. (4)
         10.69 Amendment to the Somatogen, Inc. Amended and Restated Stock Option Plan (5)

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

         (5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated November 6, 1996 and incorporated herein by reference thereto.

  (b)    Reports on Form 8-K

         The registrant filed a Report on Form 8-K on June 10, 1997, concerning the adoption of a preferred share purchase rights plan.

  (c)     Exhibits

Exhibit
Numbers           Description

      3.1         Amended and Restated Certificate of Incorporation.(1)
      3.3         Bylaws.(1)
      4.1         Reference is made to Exhibits 3.1 and 3.3.(1)
      4.2 Amended and Restated Registration Agreement between the Registrant and the parties named therein, dated as of March 28, 1990, as amended.(1)
      4.3         Reference is made to Exhibit 10.8.(1)
      4.4 Amendment to the Amended and Restated Registration Agreement, dated as of June 14, 1991, between the Registrant and the parties named therein.(1)
      4.5         Specimen Common Stock certificate.(1)
     10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers with related schedule.(2)
     10.2         Registrant's  Stock Option Plan as amended (the "Plan").(2)
     10.3         Form of Incentive  Stock Option  under the  Plan.(1)
     10.4         Form of  Nonstatutory Stock  Option  under the  Plan.(1)
     10.5 Employment and Executive Stock Agreement between the Registrant and Charles H. Scoggin dated October 13, 1988. (1)
     10.6 Purchase Agreement between the Registrant and parties named therein, dated as of October 28, 1988.(1)
     10.7 Series B Preferred Stock Purchase Agreement between the Registrant and the parties named therein, dated as of March 28, 1990.(1)
     10.8 Amendment to Series B Preferred Stock Purchase Agreement, dated as of February 22, 1991, between the Registrant and the parties named therein.(1)
     10.9 Amendment to Preferred Stock Purchase Agreements, dated as of June 14, 1991, between the Registrant and the parties named therein.(1)
     10.19 Lease Agreement between the Registrant and 2545 Central Avenue Partnership ("Central"), dated as of April 13, 1990, as amended.(2)
     10.20 Lease Agreement between the Registrant and Central, dated as of September 21, 1990.(1)
     10.21        Master  Lease and Warrant
                  Agreement between the Registrant and Pacific, as the Equitec, dated as of March 31, 1989.(1)
     10.22 Master Lease and Warrant Agreement between the Registrant and Pacific, dated as of May 2, 1990.(1)
     10.23 Master Lease Agreement between the Registrant and Dominion, dated as of June 29, 1990.(1)
     10.25 Registrant's Employee Stock Purchase Plan and related offering document.(1)
     10.26 Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of March 19, 1992, and accompanying Letter of Credit, as amended, dated as of March 30, 1992, and Promissory Note, Master Security Agreement, and Cross Collateral Agreement, dated as of May 22, 1992.(2)
     10.27 Lease/Option Agreement between the Registrant and the parties named therein, dated as of November 26, 1991, as amended (with certain confidential information in brackets deleted).(2)

     10.28 Purchase Agreement between the Registrant and the parties named therein, dated as of November 26, 1991, as amended (with certain confidential information in brackets deleted).(2)
     10.29 Engineering, Procurement and Validation Service Agreement for Commercial Manufacturing Facility No. 1 between the Registrant and Fluor Daniel, Inc., dated as of April 1, 1992 (with certain confidential information in brackets deleted)(2)
     10.30 Engineering, Procurement and Validation Services Agreement for Commercial Manufacturing Facility No. 2 between the Registrant and Fluor Daniel, Inc., dated as of April 1, 1992 (with certain confidential information in brackets deleted)(2)
     10.31        Form of warrant with related schedule.(2)
     10.33 Letter agreement dated July 9, 1992 between the Registrant and General Electric Capital Corporation, amending the Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of March 19, 1992.(2)
     10.34 Lease Agreement between the Registrant and Central, dated as of November 25, 1991.(3)
     10.35 Deed of Trust Note to Flatiron Industrial Park Co. and related Warranty Deed dated September 2, 1992.(3)
     10.36 Water and Wastewater Service Agreement between the City of Boulder and the Company dated as of September 28, 1992.(4)
     10.38 Construction Management Services Agreement for Commercial Manufacturing Facility No. 1 between the Company and Fluor Daniel, Inc., dated as of August 1, 1992 (with certain confidential information deleted) and related letter agreement dated December 1, 1992 (with certain confidential information deleted).(5)
     10.39 Letter agreement dated October 9, 1992 between the Company and Comdisco Electronics Group regarding lease financing commitment.(5)
     10.40        Non-Employee  Director  Stock  Option  Plan.(6)
     10.41 Master lease agreement dated April 28, 1993 between Registrant and BancBoston. (6)
     10.42 Amendment to the Engineering Procurement and Validation Services Agreement for Commercial Manufacturing Facility
                  No. 1, between the Company and Fluor Daniel,  Inc.,
                  dated as of April 1, 1994 (with certain confidential information in brackets deleted). (7)
     10.43 Amendment to the Construction Management Services Agreement for Commercial Manufacturing Facility No. 1 between the Company and Fluor Daniel, Inc., dated as of April 1, 1994 (with certain confidential information in brackets deleted).(7)
     10.44 Agreement dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company, and Lilly Industries Limited (with certain confidential information in brackets deleted). (8)
     10.45 Amendment dated June 24, 1994, among Somatogen, Inc., Eli Lilly and Company and Lilly Industries Limited. (8)
     10.46        Stock Purchase  Agreement  between  Somatogen,  Inc., Eli
                  Limited. (8)
     10.47 Form of Severance Agreement entered into between the Registrant and certain of its Executive Officers with Related Schedule. (8)

     10.48        Key Employee Agreement for Andre de Bruin, dated July 13,
                  1994. (10)
     10.49        Letter of Employment for J. W. Freytag, dated September 28,
                  1994. (10)
     10.50 Letter of Employment for Robert F. Caspari, dated October 14, 1994. (10)
     10.51        Letter of Employment for Richard J. Gorczynski, dated
                  November 14, 1994. (10)
     10.52 Promissory Note of J. William Freytag for the benefit of the Registrant, dated November 21, 1994. (10)
     10.53 Promissory Note of Robert F. Caspari for the benefit of the Registrant dated December 14, 1994. (10)
     10.54 Consulting Agreement for Charles H. Scoggin, dated January 18, 1995. (10)
     10.55        Lease  Agreement  dated  February  14,  1995 with  Central for portion of 2545 Central Avenue, Boulder, Colorado. (11)
     10.56 Lease Agreement dated February 14, 1995 with Central for 2590 Central Avenue, Boulder, Colorado. (11)
     10.57 Lease Agreement dated February 14, 1995 with Central for 5797 Central Avenue, Boulder, Colorado. (11)
     10.58 Lease Renewal Amendment dated December 29, 1994 to the Master Lease Agreement with General Electric Capital Corporation dated March 19, 1992. (11)
     10.59 Lease Renewal Contract dated December 29, 1994 with Ellco Leasing Corporation. (11)
     10.60 Exclusive Agency Agreement dated March 30, 1995 with Binswanger Chesterton. (11)
     10.61 Promissory Note of Richard Gorczynski for the benefit of the Registrant dated July 13, 1995. (12)
     10.62        Consulting Agreement with Ralph Snyderman, M.D., dated
                  October 24, 1994. (12)
     10.63        Consultants Stock Option Plan. (12)
     10.64        Stock Purchase Agreement between Somatogen, Inc. and
                  Eli Lilly and Company, dated as of September 18, 1995. (13)
     10.65 Amendment No. 1 to the Stock Purchase Agreement between Somatogen, Inc. and Eli Lilly and Company dated June 29,
                  1994. (13)
     10.66 Amendment No. 3 to the Agreement between Somatogen, Inc. and Eli Lilly and Company dated June 24, 1994, and subsequently amended on June 24, 1994 and May 4, 1995 (with certain confidential information in brackets deleted). (13)
     10.67 Promissory Note of Fiona Wood for the benefit of the Registrant dated July 30, 1996. (14)
     10.68 Amendment dated July 1, 1996 to Exclusive Agency Agreement with Binswanger Chesterton. (15)
     10.69 Amendment to the Somatogen, Inc. Amended and Restated Stock Option Plan. (16)
     10.70 Lease Extension Agreement dated January 21, 1997 with Central for 2545 Central Avenue, Boulder, Colorado.(17)
     10.71 Lease Extension Agreement dated January 21, 1997 with Centra for 2590 Central Avenue, Boulder, Colorado.(17)
     10.72 Lease Extension Agreement dated January 21, 1997 with Central for 5797 Central Avenue, Boulder, Colorado.(17)
     10.73        Rights Agreement dated as of June 5, 1997.(18)
     10.74        Revolving  Credit  Facility  Agreement  dated  as of July 28,
                  1997  (with  certain  confidential   information  in  brackets
                  deleted).
     10.75 Amendment dated July 23, 1997 to Exclusive Agency Agreement with Binswanger Chesterton.
     10.76        Form  of   Retention   Agreement   entered  into  between  the
                  Registrant and certain Executive Officers.

     16.1         Letter Re: Change in Certifying Accountant. (9)
     23.1         Consent of Price Waterhouse LLP, Independent Accountants.
     24.1         Power of Attorney.  Reference is made to page 41.
     27.1 Financial Data Schedule (submitted only to the SEC in electronic format).

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

(16) Previously filed with the Commission as an exhibit to the Company's S-8 Registration Statement dated November 6, 1996 and incorporated herein by reference thereto.

(17) Previously filed as an exhibit to the Company's Annual Report on Form 10-Q for the period ended December 31, 1996 and incorporated herein by reference thereto.

(18) Previously filed as an exhibit to the Company's Form 8-K filed on June 10, 1997 and incorporated herein by reference thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of September, 1997.

                                 SOMATOGEN, INC.

                                           By:  Andre de Bruin
                                                ---------------
                                           Chairman of the Board, President and
                                                Chief Executive Officer
                                             (Principal executive officer)


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


Signature                                   Title                                  Date

Andre de Bruin                              Chairman of the Board, President        September 11, 1997
                                            and Chief Executive Officer
                                            (Principal executive officer)


Timothy D. Hoogheem                         Senior Vice President of                September 11, 1997
                                            Finance and Administration,
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal financial officer)


Conrad  A. McCarty                          Corporate Controller                    September 11, 1997
                                            (Principal accounting officer)




Signature                       Title             Date




Carlos Ferrer                   Director          September 11, 1997



Bernadine Healy                 Director          September 11, 1997



Gene I. Miller                  Director          September 11, 1997



George B. Rathmann, Ph.D.       Director          September 11, 1997



Jack W. Schuler                 Director          September 11, 1997



Ralph Snyderman, M.D.           Director          September 11, 1997



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Somatogen, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Somatogen, Inc. (a development stage enterprise) at June 30, 1997 and 1996, and the results of their operations and their cash flows for the three years ended June 30, 1997, 1996 and 1995 and for the period from inception (July 10, 1985) to June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Boulder, Colorado
July 25, 1997

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

                           CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                             June 30,         June 30,
                                                               1997             1996
                                                               ----             ----
Current assets:
  Cash and cash equivalents                                 $   24,868      $  29,541
  Short-term investments                                        19,158         24,735
  Receivable from Lilly                                             --          1,852
  Other receivables                                                483          1,013
  Prepaid expenses and other current assets                        382            444
                                                            ----------      ---------
     Total current assets                                       44,891         57,585
Property and equipment, at cost, net of
  accumulated depreciation and amortization                      3,842          4,042
Assets held for sale                                             5,942          6,446
Other assets, net                                                1,356          1,088
                                                            ----------      ---------
                                                            $   56,031      $  69,161
                                                            ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    1,363      $   1,826
  Accrued payroll and payroll related                              543            801
  Payable to Lilly                                                 100          2,454
  Other accrued liabilities                                        427            603
  Current portion of long-term debt
     and capital lease obligations                                  --            162
                                                            ----------      ---------
       Total current liabilities                                 2,433          5,846
Long-term debt and capital lease obligations                        --             11
                                                            ----------      ---------
       Total liabilities                                         2,433          5,857
                                                            ----------      ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, no shares issued or outstanding              --             --
Common stock, $.001 par value, 35,000,000
    shares authorized, 20,865,362 and 20,684,970
    shares issued and outstanding at June 30, 1997
    and 1996, respectively                                          21             21
  Additional paid-in capital                                   205,652        204,518
  Deficit accumulated during the development stage            (151,888)      (140,948)
  Deferred compensation related to grant of stock options         (187)          (287)
                                                            ----------      ---------
       Total stockholders' equity                               53,598         63,304
                                                            ----------      ---------
                                                            $   56,031      $  69,161
                                                            ==========      =========

See accompanying notes to consolidated financial statements.


                                           SOMATOGEN, INC.
                                (A Corporation in the Development Stage)
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                           (In thousands, except share and per share amounts)

                                                    Year ended June 30,                          Period From
                                                                                                July 10, 1995
                                        ------------------------------------------------        (inception to)
                                           1997               1996          1995                June 30, 1997
                                           ----               ----          ----                -------------
Revenue:
   Technology disclosure and
      license fees                                                                            $      4,904
   Research and development
      grants and contracts                       --                --               --               1,684
                                        -----------       -----------     ------------        ------------
         Total revenue                           --                --               --               6,588
                                        -----------       -----------     ------------        ------------
Operating expenses:
   Research and development             $    20,079       $    19,849     $     18,890             121,331
   Reimbursements from Lilly                 (5,405)           (6,150)          (4,022)            (15,577)
   Reimbursements to Lilly                    1,133             3,250              100               4,483
                                        -----------       -----------     ------------        ------------
   Research and development, net             15,807            16,949           14,968             110,237
   General, administrative
       and marketing                          3,605             4,150            4,282              31,372
   Writedown of manufacturing
       facility assets                           --                --               --              29,194
                                        -----------       -----------     ------------        ------------
         Total operating expenses            19,412            21,099           19,250             170,803
                                        -----------       -----------     ------------        ------------
Operating loss                              (19,412)          (21,099)         (19,250)           (164,215)

Interest income and other, net                8,472             3,076            2,146              17,245
                                        -----------       -----------     ------------        ------------
Loss from continuing operations             (10,940)          (18,023)         (17,104)           (146,970)

Discontinued operations:
   Loss from operations
       of subsidiary                             --                --               --              (1,225)
   Gain on sale of subsidiary                    --                --               --                 300
                                        -----------       -----------      -----------        ------------
Net loss                                $   (10,940)      $   (18,023)     $   (17,104)       $   (147,895)
                                        ===========       ===========      ===========        ============

Net loss per share                      $     (0.53)      $     (0.90)     $     (0.94)
                                        ===========       ===========      ===========
Shares used in calculating
    per share data                       20,765,000        20,075,000       18,269,000
                                        ===========       ===========      ===========


See accompanying notes to consolidated financial statements.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

               CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY
                (In thousands, except share and per share amounts)





                                                                        Deficit      Deferred
                                                                      accumulated  compensation
                                                          Additional   during the   related to      Total
                                      Common Stock         paid-in    development    grant of    stockholders'
                                   Shares       Amount     capital       stage       options        equity
                                   ------       ------    ----------  -----------  ------------  -----------

Balances accumulated from
  July 10, 1985 (inception)
  through June 30, 1994          17,406,995       $17     $163,747   $(105,821)     $(140)      $ 57,803

Issuance of 381,463 shares of
  common stock upon exercise of
  stock options for cash at $0.40
  to $9.75 per share                381,463        --          299          --         --            299

Issuance of 710,750 shares of
  common stock to Lilly             710,750         1        5,999          --         --          6,000

Other                                52,813        --          223          --        140            363

Net loss                                 --        --           --     (17,104)        --        (17,104)
                                 ----------       ---       ------    --------      -----        -------

Balance, June 30, 1995           18,552,021        18      170,268    (122,925)        --         47,361



See accompanying notes to consolidated financial statements.


                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY  (CONTINUED)
                   (In thousands, except share and per share amounts)



                                                                        Deficit      Deferred
                                                                      accumulated  compensation
                                                          Additional   during the   related to      Total
                                      Common Stock         paid-in    development    grant of    stockholders'
                                   Shares       Amount     capital       stage       options        equity
                                   ------       ------    ----------  -----------  ------------  -----------

Issuance of 258,751  shares of
  common stock upon  exercise of
  stock  options for cash at
  $0.40 to $18.50 per share and
  exchange of 5,000 warrants      263,751          --         773            --          --            773

Issuance of 420,685 shares of
  common stock to Lilly           420,685           1       8,999            --          --          9,000

Issuance of 1,400,000 shares of
  common stock, net of issuance
  costs of $1,735               1,400,000           2      23,464            --          --         23,466

Other                              48,513          --       1,014            --        (287)           727

Net loss                               --          --          --       (18,023)         --        (18,023)
                               ----------         ---    --------     ---------       -----        --------

Balance, June 30, 1996         20,684,970          21     204,518      (140,948)       (287)        63,304


Issuance of 106,229 shares of
  common stock upon exercise of
  stock options for cash at
  $1.20 to $12.75 per share       106,229          --         634            --          --            634

Other                              74,163          --         500            --         100            600

Net loss                               --          --          --       (10,940)         --        (10,940)
                               ----------         ---    --------     ---------       -----        --------

Balance, June 30, 1997         20,865,362         $21    $205,652     $(151,888)      $(187)        $53,598
                               ==========         ===    ========     =========       =====         =======



See accompanying notes to consolidated financial statements.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                    Increase (Decrease) in Cash and Cash Equivalents
                                   (In thousands)

(Caption>

                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1997           1996       1995         June 30, 1997
                                     ----           ----       ----         -------------

Cash flows provided by (used in)
operating activities:
Net loss                            $(10,940)      $(18,023)   $(17,104)      $(147,895)
Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization        1,685          1,928       2,504          16,452
  Writedown of manufacturing
    facility assets                       --             --          --          29,194
  Other                                  251            418         192           1,213
Changes in assets and liabilities:
  Receivables                          2,382         (1,265)     (1,247)           (321)
  Prepaid expenses and other
    current assets                        62            (15)       (106)           (357)
  Accounts payable and accrued
    liabilities                       (3,251)         2,700      (1,848)          2,584
  Other, net                               2             (3)          6             330
                                     -------      ---------     -------         -------
    Net cash used in operating
        activities                    (9,809)       (14,260)    (17,603)        (98,800)
                                     -------      ---------     -------         -------



See accompanying notes to consolidated financial statements.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED) Increase (Decrease) in Cash and Cash Equivalents
                                   (In thousands)

(Caption>

                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1997           1996       1995         June 30, 1997
                                     ----           ----       ----         -------------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term
    investments                     (59,718)        (66,723)    (29,651)     (308,679)
  Proceeds from sale of short-term
    investments                      65,295          53,521      42,501       289,521
  Purchases of property and
    equipment                        (1,256)         (2,009)     (2,132)      (23,511)
  Proceeds from sale of property
    and equipment                       532             971       1,711         3,310
  Additions to construction-
    in-progress                          --              --          --       (18,956)
  Other, net                           (397)           (521)       (200)       (9,283)
                                    -------        --------     -------     ---------
      Net cash provided by (used in)
       investing activities           4,456         (14,761)     12,229       (67,598)
                                    -------        --------     -------     ---------

Cash flows provided by (used in)
  financing activities:
  Payments of capital lease
    obligations and long-term debt    (173)          (1,362)     (2,233)      (10,467)
  Net proceeds from issuance of
    stock and warrants                 853           33,548       6,349       198,214
  Other, net                            --               --          --         3,519
                                   -------        ---------     -------     ---------
      Net cash provided by
       financing activities            680           32,186       4,116       191,266
                                   -------        ---------     -------     ---------

See accompanying notes to consolidated financial statements.

                                  SOMATOGEN, INC.
                      (A Corporation in the Development Stage)

                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED) Increase (Decrease) in Cash and Cash Equivalents
                                   (In thousands)

                                                                             Period From
                                                                            July 10, 1985
                                             Year ended June 30,            (inception) to
                                     1997           1996       1995         June 30, 1997
                                     ----           ----       ----         -------------

Net increase (decrease) in
  cash and cash equivalents        (4,673)            3,165     (1,258)       24,868

Cash and cash equivalents at
  beginning of period              29,541            26,376     27,634            --
                                 --------          --------   --------       -------

Cash and cash equivalents at
  end of period                  $ 24,868          $ 29,541   $ 26,376       $24,868
                                 ========          ========   ========       =======


Supplemental disclosures of cash flow information:
    Cash paid for interest       $     19          $    111   $    265       $ 2,399
    Capital lease obligations
      incurred for purchase of
      property and equipment     $     --          $     --   $    560       $ 5,318
    Equipment deposits transferred
      to net property, plant and
      equipment                  $     --          $     --   $     --       $ 3,423
    Net property, plant and
      equipment transferred to
      assets held for sale       $     --          $     --   $     --       $ 9,541


See accompanying notes to consolidated financial statements.

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


Note 2.  Summary of significant accounting policies

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

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Property and equipment:

     The components of property and equipment, exclusive of assets held for sale, are as follows (in thousands):

                                                                     June 30,                    Estimated
                                                                1997           1996                Lives
                                                                ----           ----                -----


      Laboratory and pilot production equipment             $   10,558     $  10,127           3 - 10 years
      Office furniture and equipment                             3,326         3,075           3 - 10 years
      Leasehold improvements                                     3,858         3,718           2 -  4 years
                                                            ----------     ---------
                                                                17,742        16,920
      Less accumulated depreciation
        and amortization                                       (13,900)      (12,878)
                                                            ----------     ---------
                                                            $    3,842     $   4,042
                                                            ==========     =========

     Property and equipment purchased are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

     Assets held for sale:

     Land and building related to manufacturing facilities and the related manufacturing equipment, aggregating $5,942,000 and $6,446,000 at June 30, 1997 and 1996, respectively, are classified as assets held for sale. These assets are carried at their estimated net realizable value (See Note 3).

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Other assets:

     Other assets at June 30, 1997 and 1996 include approximately $1,290,000 and $1,010,000, respectively, of patent costs, net of accumulated amortization of $276,000 and $161,000, respectively, which are capitalized as incurred and amortized over a twelve-year period.

     Revenue recognition:

     Technology disclosure fees, licensing fees and option payments, related to future performance, are deferred and recorded as revenue as they are earned over specified future performance periods. In return for contract payments, contract partners have received or will receive certain marketing and/or manufacturing rights and material for clinical use and testing. Revenue recognized under arrangements with Pharmacia & Upjohn Inc., aggregated approximately $4,500,000 for the period from July 10, 1985 (inception) to June 30, 1997. Pharmacia & Upjohn Inc. has the marketing rights to Optro in Scandinavia under its 1991 agreement with the Company. Research and development fees and grant revenue irrevocably received are recognized as revenue when received.

                                SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Research and development costs:

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various laboratories that conduct certain activities on behalf of the Company.

     Pursuant to an alliance between Somatogen and Eli Lilly and Company ("Lilly") effective June 24, 1994, and through May 20, 1997, Lilly was co-developing Somatogen's lead recombinant hemoglobin product, Optro, sharing in certain clinical development costs and contributing advisory and support services. Expense reimbursements receivable from Lilly and payable to Lilly are disclosed as separate components of research and development in the Consolidated Statement of Operations.

     Stock-Based Compensation Plans:

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," rather than applying the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Net loss per share:

     Net loss per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the per share calculations where the effect of their inclusion would be dilutive.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the year ended June 30, 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

     Reclassifications:

     Certain prior year amounts in the consolidated financial statements and footnotes have been reclassified to conform to the current year presentation.

Note 3.   Lilly Alliance

     In June 1994, the Company entered into a global strategic alliance (the "Alliance") with Lilly to co-develop Somatogen's lead recombinant hemoglobin product, Optro. In March 1997, the Company received notice of Lilly's decision to discontinue their co-development of Optro. The termination was effective
May 20, 1997.

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Under the terms of the Alliance, Lilly invested $30,000,000 in exchange for Somatogen common stock, including milestone equity investments of $1,000,000 in September 1994 and $2,000,000 in October 1995 and a $7,000,000 equity investment made on October 27, 1995 in conjunction with Somatogen's October 18, 1995 public common stock offering. Additionally, in accordance with the termination provisions of the Alliance, in May 1997 the Company received a one-time termination payment of $6,000,000, which is reflected in interest and other income, net in the Consolidated Statement of Operations. Additionally, in July 1997 the Company and Lilly executed a revolving credit agreement which provides that the Company may borrow up to $8,000,000 from Lilly. Borrowings bear interest at Lilly's weighted average cost of capital. The credit agreement expires in May 2002, or earlier under certain circumstances as identified in the agreement, and it contains certain conditions including, but not limited to, restrictions related to consolidation, mergers, sales of assets, indebtedness, dividends, stock repurchases and loans.

Upon entering the Alliance, the Company discontinued all activity surrounding its clinical and commercial manufacturing facilities and reduced the carrying value of these manufacturing facilities to their estimated net realizable values during the year ended June 30, 1994. The fiscal 1994 charge to operations of $29,200,000 included approximately $21,000,000 for the clinical manufacturing facility under construction, $6,000,000 for the related clinical manufacturing equipment and $2,200,000 for the engineering design costs of the commercial manufacturing facility. Approximately $1,700,000 of the charge was related to liabilities accrued at June 30, 1994 to terminate certain construction contracts and provide for costs to ready certain assets for sale. Approximately $433,000 of this balance is remaining at June 30, 1997.

Note 4.    Income taxes

     At June 30, 1997, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $122,000,000. Under the federal income tax laws, approximately $3,000,000 of these carryforwards cannot be utilized due to prior changes in stock ownership. The remainder of the loss carryforwards will expire in the years 2003 through 2012. Future changes in stock ownership could result in a further limitation on the utilization of present and future loss carryforwards. The Company also has research and development tax credit carryforwards of approximately $4,300,000 which will expire in the years 2001 through 2012.

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The tax effects of significant items comprising the Company's deferred taxes are as follows (in thousands):

                                                                                         June 30,
                                                                            -----------------------------
     Deferred tax assets:                                                         1997            1996
                                                                                  ----            ----

     Net operating loss carryforwards                                       $    45,800       $    40,600
     Research and development carryforwards                                       4,300             3,700
     Temporary differences, net                                                   9,000            10,100
                                                                            -----------       -----------
                                                                                 59,100            54,400
     Valuation allowance                                                        (59,100)          (54,400)
                                                                            ------------      -----------
     Net deferred tax asset                                                 $        --       $        --
                                                                            ===========       ===========

     There were no material deferred tax liabilities as of June 30, 1997 or June 30, 1996.

     At June 30, 1997 and 1996, a valuation allowance for deferred tax assets of $59,100,000 and $54,400,000, respectively, is required to reduce the deferred tax assets to the amount realizable, zero, based on the Company's history of losses. The valuation allowance increased by $4,700,000 during the year ended June 30, 1997, primarily due to additional losses incurred during the year for which no tax benefit was recorded.

SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 5.    Leases

     The Company leases office, production and research and development facilities as well as certain equipment under agreements that expire at various dates through October 2001. Total rent expense charged to operations for the years ended June 30, 1997, 1996 and 1995 was $1,331,000, $1,225,000 and
$1,387,000, respectively.

     The aggregate future minimum rental commitments as of June 30, 1997 for non-cancelable operating leases with initial or remaining terms in excess of one year is as follows (in thousands):


           Fiscal
        Year Ending                                                  Operating
          June 30,                                                     Leases
          --------                                                     ------

           1998                                                        $1,130
           1999                                                           671
           2000                                                           575
           2001                                                           252
           2002                                                            85
                                                                      -------
           Total lease obligations                                     $2,713
                                                                       ======

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Note 6.    Employee benefit plans

     Savings plan:

     The Company maintains a Retirement Plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Retirement Plan provides for matching Company contributions of common stock. Twice each year, the Company contributes common stock equal in value to 50% of participant's voluntary contributions for the preceding six-month period, up to a maximum of 5% of the participant's compensation for the period. The contributed shares vest over a four-year period. For the years ended June 30, 1997, 1996 and 1995, the Company made stock match contributions of 39,508, 23,150 and 22,054 shares at an aggregate value of $265,070, $339,135 and $191,855, respectively.

     Employee stock purchase plan:

     The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of common stock are authorized for issuance. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic, biannual offerings following the commencement of the Purchase Plan. For the years ended June 30, 1997, 1996 and 1995, 34,655, 25,363 and 30,759 common shares were issued under the Purchase Plan, respectively.

Note 7.    Stock Option Plans and Warrants

     The Company's Stock Option Plan (the "Stock Option Plan") provides for the granting of stock options and supplemental stock bonuses to officers, employees and directors.

     The Company currently has 4,525,960 shares authorized for issuance under its Stock Option Plan. The Stock Option Plan was amended on October 31, 1996, increasing the number of shares of common stock authorized for issuance under such plan by 1,000,000 shares.

     Options granted under the Stock Option Plan may be exercised for a period of not more than ten years from the date of grant or any shorter period as determined by the Board of Directors. Options vest as determined by the Board of Directors, subject to acceleration at the discretion of the Board of Directors. The options are priced at the fair market value of the Company's common stock on the date of grant.

     In fiscal 1995, the Company adopted the Consultants Stock Option Plan (the "Consultants' Plan") and currently has 80,000 shares of common stock authorized for issuance thereunder. Options granted may be exercised for a period of not more than ten years from the date of grant. Options vest as determined by the Board of Directors. The options are priced at the fair market value of the Company's common stock on the date of grant.

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

     The following table summarizes information about stock options outstanding at June 30, 1997:


                                              Outstanding Options            Outstanding Vested Options
                                   ----------------------------------------  --------------------------
                                    Average         Weighted                    Weighted
                                   Remaining         Average                     Average
         Range of                 Contractual       Exercise        Number      Exercise          Number
      Exercise Price                  Life           Price       Outstanding      Price        Outstanding
      --------------              -----------       --------     -----------    --------       -----------

     $ 0.40 -- $1.80               0.6 years         $1.35            7,759        $1.35             7,759
       5.13 --  7.50               4.1 years          6.37        1,017,096         6.68           321,036
       7.75 -- 10.63               3.8 years          9.01          972,865         8.60           537,227
      11.00 -- 16.50               4.3 years         13.87          625,282        13.65           333,738
      16.75 -- 21.38               4.3 years         18.40          150,265        18.43            70,659
      25.75 -- 32.50               1.1 years         30.25              300        30.25               300
                                                                -----------                    -----------
                                                                  2,773,567                      1,270,719
                                                                ===========                    ===========

     In July 1997, the Board of Directors ratified an amendment to the Directors' Plan. The amendment provides for a 200,000 share increase in the Directors' Plan option pool, a non-discretionary option grant of 15,000 shares upon initial appointment to the Board of Directors, an increase in the minimum and maximum annual grant to 7,500 and 15,000 shares, respectively, accelerates option vesting upon a change in control and gives non-employee board members the alternative of deferring fees in exchange for discounted option grants with the discount equal to the amount of the deferred fee. The amendment is subject to stockholder approval.

     During fiscal 1997 certain employees and consultants, holding options to purchase shares of the Company's common stock with a weighted average exercise price per share of $24.68 exchanged their existing vested and unvested options for replacement options to purchase the same number of shares of common stock at a weighted average exercise price per share of $9.44, which was the market value at the date of exchange. The vesting period on all the replacement options began on the date of grant and continues quarterly over two and one-half years for options granted to consultants and five years for options granted to employees. Options for 131,000 shares were exchanged in fiscal 1997 and are reflected in both the cancelation and grant activity in the following options outstanding table.

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Stock option transactions for the years ended June 30, 1997, 1996 and 1995 were as follows:

                                                                             Options Outstanding
                                                                       -----------------------------------
                                                                                           Weighted Average
                                                                        Number of           Exercise Price
                                                                          Shares               Per Share
                                                                        ---------          ---------------

           Balance at June 30, 1994                                      1,840,880             $   7.89
           Granted                                                       1,057,559                 9.25
           Exercised                                                      (381,463)                 .79
           Canceled                                                       (204,605)               15.80
                                                                       -----------
           Balance at June 30, 1995                                      2,312,371                 8.93
           Granted                                                         577,141                16.88
           Exercised                                                      (258,751)                2.84
           Canceled                                                        (96,550)               12.14
                                                                       -----------
           Balance at June 30, 1996                                      2,534,211                11.26
           Granted                                                         923,690                 8.79
           Exercised                                                      (106,229)                5.93
           Canceled                                                       (578,105)               16.13
                                                                       -----------
           Balance at June 30, 1997                                      2,773,567                 9.63
                                                                       ===========
           Exercisable at June 30, 1997                                  1,270,719                 9.95
                                                                       ===========


     At June 30, 1997, total shares available for grant under the Stock Option Plan, the Consultants' Plan and the Directors' Plan are 955,937, 19,000 and 90,456, respectively,

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     The Company applies APB No. 25 in accounting for its Stock Option Plan, Directors' Plan and Purchase Plan (collectively, the "Plans"), and no compensation expense has been recognized in the financial statements. Had compensation expense for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                    June 30,
                                                                             1997              1996
                                                                             ----              ----

         Net loss                                    As reported           $10,940            $18,023
                                                     Pro forma              12,339             18,753

         Net loss per common share                   As reported           $(0.53)            $(0.90)
                                                     Pro forma              (0.59)             (0.93)

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     In accordance with the guidance provided under SFAS No. 123, fair values are based on minimum values. The weighted average fair value of options is estimated as $4.82 and $8.09 for options granted during fiscal years 1997 and 1996, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1997 and 1996: dividend yield of zero; expected volatility of 58% and 49%, respectively; risk-free interest rates of 6.4% and 6.1%, respectively; and, an expected term of 4.4 years. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation cost for options granted during each of the respective years.

     Warrants:

     As of June 30, 1997, the Company had warrants outstanding to purchase 85,000 shares of common stock at an exercise price of $9.75 per share. The warrants expire November 9, 1997.

Note 8.  Stockholder Rights Plan

     In June 1997, the Board of Directors adopted a stockholder rights plan ("Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders.

Each right would entitle the holder of the Company's common stock to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $44.00, subject to adjustment to prevent dilution. The rights are evidenced by the common stock certificates and will not separate from the common stock until the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) 10 days after a public announcement of a tender or exchange offer by any person or entity if upon consummation such person would be an Acquiring Person. Further, upon the occurrence of certain events described below, the rights generally entitle each right holder (except the Acquiring Person) to purchase that number of shares of the Company's common stock which equals the $44.00 exercise price of the right divided by one-half of the current market price of the common stock. Those events generally include (i) upon any person or entity becoming an Acquiring Person; and (ii) if any person or entity becomes an Acquiring Person and thereafter, (a) the Company is merged with or into an Acquiring Person and the Company's common stock is changed, converted or exchanged; or (b) 50% or more of the Company's assets or earning power is sold; or (c) an Acquiring Person engages in one or more "self-dealing" transactions as described in the Rights Agreement.

     The Company is generally entitled to redeem the rights for $.01 per right at any time prior to the earlier of the date on which any person or entity becomes an Acquiring Person or June 5, 2007. The rights will expire on June 5, 2007, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.