Form 10-Q
period 1997-09-30
SOMATOGEN INC
filed 1997-10-28
CIK 818594

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

                            (Mark one)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30,
         1997.

   -- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______.

                        Commission File Number
                               0-19423

                           Somatogen, Inc.
          (Exact name of registrant as specified in its charter)


       Delaware                                        84-0991858
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

2545 Central Ave., Suite FD 1, Boulder, CO             80301-2857
  (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (303) 440-9988

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock $.001 par value
                             (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value                               20,873,220
         Class                                  Outstanding at October 22, 1997

There are a total of 11 pages included in this document.


Somatogen, Inc., the Somatogen logo and Optro are tradenames and/or trademarks of the Company. All other brand names or trademarks appearing in this Form 10-Q are the property of their respective holders.

                              SOMATOGEN, INC.
                                    INDEX







PART I.  FINANCIAL INFORMATION                                        PAGE NO.

  Consolidated Balance Sheet -
         September 30, 1997 and June 30, 1997                             3

  Consolidated Statement of Operations-
         for the three-month periods ended September 30, 1997
         and 1996 and the period from July 10, 1985 (inception) to
         September 30, 1997                                               4

  Consolidated Statement of Cash Flows -
         for the three-month periods ended September 30, 1997 and
         1996 and the period from July 10, 1985 (inception) to
         September 30, 1997                                               5

  Notes to Consolidated Financial Statements                              6

  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7-9

PART II. OTHER INFORMATION                                               10

SIGNATURES                                                               11

                                SOMATOGEN, INC.
                     (A Corporation in the Development Stage)
                          CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                     ASSETS

                                                                   September 30,         June 30,
                                                                        1997                1997
                                                                    ------------          -------
                                                                     (unaudited)

Current assets:
     Cash and cash equivalents                                       $    13,400        $    24,868
     Short-term investments                                               26,982             19,158
     Other receivables                                                       530                483
     Prepaid expenses and other current assets                               513                382
                                                                     -----------        -----------
         Total current assets                                             41,425             44,891

Property and equipment, at cost, net of
       accumulated depreciation and amortization                           3,706              3,842
Assets held for sale                                                       5,787              5,942
Other assets, net                                                          1,368              1,356
                                                                     -----------        -----------
                                                                     $    52,286        $    56,031
                                                                     ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $     1,300        $     1,363
     Accrued payroll                                                         761                543
     Other accrued liabilities                                               563                527
                                                                     -----------        -----------
        Total current liabilities                                          2,624              2,433
                                                                     -----------        -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
         authorized at September 30, 1997,
         no shares issued or outstanding                                    --                 --
     Common stock, $.001 par value; 35,000,000 shares
         authorized, 20,870,746 and 20,865,362 shares
         issued and outstanding at September 30, 1997 and
         June 30, 1997, respectively                                          21                 21
     Additional paid-in capital                                          205,662            205,652
     Deficit accumulated during the development stage                   (155,862)          (151,888)
     Deferred compensation related to grant of options                      (159)              (187)
                                                                     -----------        -----------
         Total stockholders' equity                                       49,662             53,598
                                                                     -----------        -----------
                                                                     $    52,286        $    56,031
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

                                                                                                    Period from
                                                            Three-months ended                     July 10, 1985
                                                               September 30,                      (inception) to
                                                          1997                1996              September 30, 1997
                                                          ----                ----              ------------------

Revenue:
   Technology disclosure and license fees           $         --        $         --             $       4,904
   Research and development grants
       and contracts                                          --                  --                     1,684
                                                    ------------        ------------             -------------
         Total revenue                                        --                  --                     6,588
                                                    ------------        ------------             -------------
Operating expense:
   Research and development                                3,750               4,881                   125,081
   Reimbursements from Lilly                                  --              (1,669)                  (15,577)
   Reimbursements to Lilly                                    --                 840                     4,483
                                                     -----------        ------------             -------------
   Research and development, net                           3,750               4,052                   113,987
   General, administrative and marketing                     823               1,010                    32,195
   Writedown of manufacturing
       facility assets                                        --                  --                    29,194
                                                     -----------        ------------             -------------
         Total operating expense                           4,573               5,062                   175,376
                                                     -----------        ------------             -------------
   Operating loss                                         (4,573)             (5,062)                 (168,788)

   Interest and other income, net                            599                 685                    17,844
                                                     -----------        ------------             -------------

   Loss from continuing operations                        (3,974)             (4,377)                 (150,944)

Discontinued operations:
   Loss from operations of subsidiary                         --                  --                    (1,225)
   Gain on sale of subsidiary                                 --                  --                       300
                                                    ------------         -----------             -------------
   Net loss                                         $     (3,974)       $     (4,377)            $    (151,869)
                                                    ============         ===========             =============

   Net loss per share                               $      (0.19)       $      (0.21)
                                                    ============        ============
   Shares used in calculating
       per share data                                 20,871,000          20,703,000
                                                    ============        ============

                 See accompanying notes to consolidated financial statements.

                                           SOMATOGEN, INC.
                                (A Corporation in the Development Stage)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (In thousands - unaudited)

                                                                                                      Period from
                                                                         Three-months ended          July 10, 1985
                                                                            September 30,           (inception) to
                                                                         1997           1996       September 30, 1997
                                                                         ----           ----       ------------------

Cash flows provided by (used in) operating activities:
     Net loss                                                     $    (3,974)    $    (4,377)      $   (151,869)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                    365             400             16,817
         Writedown of manufacturing facility assets                        --              --             29,194
         Other, net                                                        (1)             30              1,212
     Changes in assets and liabilities:
         Receivables                                                      (47)            459               (368)
         Prepaid expenses and other current assets                       (131)            151               (488)
         Accounts payable and accrued liabilities                         191            (466)             2,775
         Other, net                                                        --              --                335
                                                                  -----------     -----------       ------------
           Net cash used in operating activities                       (3,597)         (3,803)          (102,392)
                                                                  -----------     -----------       ------------

Cash flows provided by (used in) investing activities:
     Purchase of short-term investments                               (15,613)         (5,246)          (324,292)
     Proceeds from sale of short-term investments                       7,789          13,479            297,310
     Purchases of property and equipment                                 (154)           (272)           (23,665)
     Proceeds from sale of property and equipment                         145             102              3,455
     Additions to construction-in-progress                                 --              --            (18,956)
     Other, net                                                           (48)            (61)            (9,336)
                                                                  -----------     -----------       ------------
         Net cash provided by (used in) investing activities           (7,881)          8,002            (75,484)
                                                                  -----------     -----------       ------------
Cash flows provided by (used in) financing activities:
     Payments of capital lease obligations and long-
         term debt                                                         --             (80)           (10,467)
     Net proceeds from issuance of stock and warrants                      10              93            198,224
     Other                                                                 --              --              3,519
                                                                  -----------     -----------       ------------
     Net cash provided by financing activities                             10              13            191,276
                                                                  -----------     -----------       ------------
Net increase (decrease) in cash and cash equivalents                  (11,468)          4,212             13,400
Cash and cash equivalents at beginning of period                       24,868          29,541                 --
                                                                  -----------     -----------       ------------
Cash and cash equivalents at end of period                        $    13,400      $   33,753       $     13,400
                                                                  ===========     ===========       ============
Supplemental disclosures of cash flow information:
     Cash paid for interest                                       $         3      $        7       $      2,402
     Capital lease obligations incurred for purchase
         of property and equipment                                         --              --              5,318
     Equipment deposits transferred to net
         property, plant and equipment                                     --              --              3,423
     Net property, plant and equipment transferred
         to assets held for sale                                           --              --              9,541

                See accompanying notes to consolidated financial statements.

                                    SOMATOGEN, INC.
                      (A Corporation in the Development Stage)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 1997
                                       (Unaudited)


Note 1.  Statement of Accounting Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of September 30, 1997 and the consolidated results of operations and of cash flows for the three-month periods ended September 30, 1997 and 1996, and for the period from July 10, 1985 (inception) to September 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The information set forth in the accompanying consolidated balance sheet as of June 30, 1997, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         Interim results are not necessarily indicative of the results for the full year.


Note 2.  Strategic Alliance and Research and Development Arrangement

     In June 1994, the Company entered into a global strategic alliance (the "Alliance") with Eli Lilly and Company ("Lilly") to co-develop Optro, the Company's lead development compound. In March 1997, the Company received notice of Lilly's decision to discontinue its co-development of Optro. The termination was effective May 20, 1997, at which time all rights to Optro reverted back to the Company, except the marketing rights to Optro in Scandinavia which Pharmacia & Upjohn Inc. received under its 1991 agreement with the Company. In accordance with the termination provision of the Alliance, the Company received a one-time termination payment of $6,000,000 in May 1997 and in July 1997, the Company and Lilly executed a revolving credit agreement which provides that the Company may borrow up to $8,000,000 from Lilly.

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

                               SOMATOGEN, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

     For the period from its inception to September 30, 1997, the Company incurred a cumulative net loss of $151,869,000. The Company expects to incur substantial and increasing operating losses during the remainder of fiscal 1998 and for the next several years as the Company's products will require significant additional research and development including extensive preclinical and clinical testing, before the Company will be able to apply for and obtain approval from the FDA or corresponding foreign authorities for any indication, if at all. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development, including Optro, will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to sell any products, that the products can be manufactured at an acceptable cost and with appropriate quality, or that any products, if and when approved, could be successfully marketed.

Results of Operations

     Revenue

     The Company did not recognize any revenue for the three-month periods ended September 30, 1997 or 1996.

     Operating Expenses

     Total operating expense decreased by 10% to $4,573,000 during the quarter ended September 30, 1997 from $5,062,000 for the comparable period in the previous fiscal year.

     Net research and development expense for the quarter ended September 30, 1997 decreased by 7% to $3,750,000 from $4,052,000 for the comparable period in the previous fiscal year. The decrease in net research and development expense was primarily due to lower personnel and laboratory supply expenses, partially offset by an increase in clinical trial expenditures and a decrease in reimbursements from Eli Lilly and Company ("Lilly").

     General, administrative and marketing expense decreased by 19% to $823,000 for the quarter ended September 30, 1997 from $1,010,000 for the comparable quarter in the previous fiscal year. This decrease was primarily a result of decreases in personnel and consulting expenses.

     Interest and Other Income, Net

     Interest and other income, net decreased by 13% to $599,000 for the quarter ended September 30, 1997 from $685,000 for the quarter ended September 30, 1996. This decrease was primarily a result of decreased average investment balances partially offset by higher yields on U.S. government securities, high grade commercial paper and money market funds held by the Company.

     Net Loss

     The net loss for the quarter ended September 30, 1997 was $3,974,000 (or $0.19 per share) compared to $4,377,000 (or $0.21 per share) for the same period in fiscal 1997.

Liquidity and Capital Resources

     Somatogen's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase during the remainder of fiscal 1998 compared to the levels experienced during the three-month period ended September 30, 1997, and to increase in subsequent fiscal years as the clinical studies for Optro increase in scope and the preclinical and clinical studies of new products are undertaken. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products. The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly strategic alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

     At September 30, 1997 the Company had cash, cash equivalents and short-term investments of $40,382,000. The Company's cash, cash equivalents and short-term investments decreased approximately $3,644,000 during the three-month period ended September 30, 1997. This decrease was primarily a result of the use of cash for operations.

     In September 1992, the Company commenced construction of a clinical manufacturing facility. The Company had also acquired land for, and begun the design of, a larger commercial manufacturing facility. In conjunction with entering into the Lilly strategic alliance, an evaluation of the Company's future manufacturing requirements was completed and construction of the clinical manufacturing facility was discontinued. During the fourth quarter of fiscal 1994, the Company recognized a non-recurring charge, which was principally non-cash, associated with the writedown of its clinical and commercial manufacturing assets of $29,200,000. The components of the charge included approximately $21,000,000 for the clinical manufacturing facility, $6,000,000 for related manufacturing equipment and $2,200,000 for engineering design costs for the proposed commercial manufacturing facility.

     Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $5,787,000 are classified in Somatogen's balance sheet as assets held for sale. During the three-month period ended September 30, 1997, the Company realized approximately $145,000 in proceeds from the sale of assets held for sale. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

     The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of September 30, 1997, the Company had aggregate future operating lease obligations of approximately $2,364,000. The Company spent $154,000 during the three-month period ended September 30, 1997 for the purchase of capital equipment and leasehold improvements.

     The Company's near-term operating requirements include increased research and development expenditures, including costs related to clinical trials and new product development and manufacturing. The Company's capital spending program includes purchases of additional equipment for its research and development laboratories and pilot manufacturing facility. In subsequent fiscal years, the Company's operating requirements are expected to include continuing increases in research and development funding to cover the costs of expanded preclinical and clinical studies, expenditures associated with commercial manufacturing, as well as general, administrative, marketing and distribution expenses.

     In order to meet its long-term financing requirements, the Company may pursue a number of financing alternatives, including public and/or private offerings of securities and strategic alliances. The Company is currently engaged in preliminary discussions with potential strategic partners. However, there can be no assurance that the Company will be able to enter into any strategic relationships and/or raise additional financing. There can be no assurance that any strategic relationship which the Company may enter into will be on terms favorable to the Company, or that any additional funding which may become available to the Company will be on acceptable terms. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of the capital markets and the rate of progress of the Company's clinical trials. Any additional financing that the Company may be able to obtain could result in substantial dilution to existing stockholders. If adequate funds are not available, the Company will be required to significantly curtail operations. Any such action could impact the Company's research and development programs, including the Company's clinical trial program. Any of these events could adversely affect the Company's ability to commercialize its products.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             10.77 CB Commercial Real Estate Group, Inc. Exclusive Right-to-Sell Listing Contract, dated September 17, 1997.
             27.1 Financial Data Schedule (submitted to the SEC only in electronic format)



         b)  Reports on Form 8-K

             None

                               SOMATOGEN, INC.
                                 SIGNATURES


     The financial information furnished herein has not been audited by independent auditors; however, in the opinion of management all adjustments necessary for a fair presentation for the three-month periods ended September 30, 1997 and 1996, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    October 27, 1997          SOMATOGEN, INC.


                                   Andre de Bruin
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Authorized Signatory)



                                   Timothy D. Hoogheem
                                   Senior Vice President of Finance
                                   and Administration, Chief Financial
                                   Officer, Treasurer and Assistant Secretary
                                   (Principal Financial Officer)



                                   Conrad A. McCarty
                                   Corporate Controller
                                   (Principal Accounting Officer)