Form 10-Q
period 1997-12-31
SOMATOGEN INC
filed 1998-01-22
CIK 818594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark one)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997.

             Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.001 par value                        20,921,839
                  Class                          Outstanding at January 19, 1998

There are a total of 12 pages included in this document.


Somatogen,   Inc.,  the  Somatogen  logo  and  Optro(R)  are  tradenames  and/or trademarks of the Company. All other brand names or trademarks appearing in this Form 10-Q are the property of their respective holders.

                                 SOMATOGEN, INC.
                                      INDEX






PART I.  FINANCIAL INFORMATION                                     PAGE NO.

  Consolidated Balance Sheet -
         December 31, 1997 and June 30, 1997                          3

  Consolidated Statement of Operations-
         for the three and six-month  periods
         ended  December 31, 1997 and 1996
         and the period from July 10, 1985 (inception) to
         December 31, 1997                                            4

  Consolidated Statement of Cash Flows -
         for the six-month periods ended December 31, 1997 and
         1996 and the period from July 10, 1985 (inception) to
         December 31, 1997                                            5

  Notes to Consolidated Financial Statements                          6

  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   7-10

PART II. OTHER INFORMATION                                            11

SIGNATURES                                                            12


                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)
                           CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                                    December 31,          June 30,
                                                                         1997               1997
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                       $    15,560        $    24,868
     Short-term investments                                               21,078             19,158
     Other receivables                                                       519                483
     Prepaid expenses and other current assets                               163                382
                                                                     -----------        -----------
         Total current assets                                             37,320             44,891

Property and equipment, at cost, net of
       accumulated depreciation and amortization                           3,832              3,842
Assets held for sale                                                       5,758              5,942
Other assets, net                                                          1,393              1,356
                                                                     -----------        -----------
                                                                     $    48,303        $    56,031
                                                                     ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $     1,170        $     1,363
     Accrued payroll                                                         571                543
     Other accrued liabilities                                               537                527
                                                                     -----------        -----------
         Total current liabilities                                         2,278              2,433
                                                                     -----------        -----------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
         authorized at December 31, 1997,
         no shares issued or outstanding                                    --                 --
     Common stock, $.001 par value; 35,000,000 shares
         authorized, 20,921,839 and 20,865,362 shares
         issued and outstanding at December 31, 1997 and
         June 30, 1997, respectively                                          21                 21
     Additional paid-in capital                                          205,997            205,652
     Deficit accumulated during the development stage                   (159,758)          (151,888)
     Deferred compensation related to grant of options                      (235)              (187)
                                                                     -----------        -----------
         Total stockholders' equity                                       46,025             53,598
                                                                     -----------        -----------
                                                                     $    48,303        $    56,031
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



                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                                    Period from
                                              Three-months ended          Six-months ended         July 10, 1985
                                                 December  31,              December  31,         (inception) to
                                            ----------------------      --------------------
                                              1997           1996         1997         1996       December 31, 1997
                                              ----           ----         ----         ----       -----------------
Revenue:
   Technology disclosure and license fees  $       --     $     --     $      --    $      --        $   4,904
   Research and development grants
       and contracts                               --           --            --           --            1,684
                                           ----------     --------     ---------    ---------       ----------

         Total revenue                             --           --            --           --            6,588
                                           ----------     --------     ---------    ---------       ----------

Operating expenses:
   Research and development                     3,903        5,320         7,653       10,201          128,984
   Reimbursements from Lilly                       --       (1,315)           --       (2,984)         (15,577)
   Reimbursements to Lilly                         --          195            --        1,035            4,483
                                           ----------     --------     ---------    ---------       ----------
   Research and development, net                3,903        4,200         7,653        8,252          117,890
   General, administrative and marketing          699          799         1,522        1,809           32,894
   Writedown of manufacturing
       facility assets                             --           --            --           --           29,194
                                           ----------     --------     ---------    ---------       ----------
         Total operating expenses               4,602        4,999         9,175       10,061          179,978
                                           ----------     --------     ---------    ---------       ----------

   Operating loss                              (4,602)      (4,999)       (9,175)     (10,061)        (173,390)

   Interest and other income, net                 706          635         1,305        1,320           18,550
                                           ----------     --------     ---------    ---------       ----------

   Loss from continuing operations             (3,896)      (4,364)       (7,870)      (8,741)        (154,840)

Discontinued operations:
   Loss from operations of subsidiary              --           --            --           --           (1,225)
   Gain on sale of subsidiary                      --           --            --           --              300
                                           ----------     --------     ---------    ---------       ----------

   Net loss                                $   (3,896) $    (4,364)   $   (7,870)  $   (8,741)      $ (155,765)
                                           ==========  ===========   ===========   ==========       ==========

   Basic and diluted net loss per share    $    (0.19) $     (0.21)   $    (0.38)  $    (0.42)
                                           ==========  ===========    ==========   ==========

   Shares used in calculating
       per share data                      20,889,000   20,727,000    20,880,000   20,715,000
                                           ==========   ==========   ===========   ==========



               See accompanying  notes to consolidated financial statements.



                                             SOMATOGEN, INC.
                                (A Corporation in the Development Stage)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In thousands - unaudited)

                                                                                                       Period from
                                                                          Six-months ended            July 10, 1985
                                                                            December 31,              (inception) to
                                                                        1997            1996         December 31, 1997
                                                                        ----            ----         -----------------
Cash flows provided by (used in) operating activities:
     Net loss                                                     $    (7,870)    $    (8,741)      $   (155,765)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                    716             814             17,168
         Writedown of manufacturing facility assets                        --              --             29,194
         Other, net                                                        90             201              1,303
     Changes in assets and liabilities:
         Receivables                                                      (36)            772               (357)
         Prepaid expenses and other current assets                        219             111               (138)
         Accounts payable and accrued liabilities                        (155)         (1,688)             2,429
         Other, net                                                        --              --                335
                                                                  -----------      ----------       ------------
           Net cash used in operating activities                       (7,036)         (8,531)          (105,831)
                                                                  -----------      ----------       ------------


Cash flows provided by (used in) investing activities:
     Purchase of short-term investments                               (23,988)        (27,982)          (332,667)
     Proceeds from sale of short-term investments                      22,068          24,732            311,589
     Purchases of property and equipment                                 (580)           (831)           (24,091)
     Proceeds from sale of property and equipment                         210             244              3,520
     Additions to construction-in-progress                                 --              --            (18,956)
     Other, net                                                          (111)           (234)            (9,399)
                                                                  -----------      ----------       ------------
         Net cash used in investing activities                         (2,401)         (4,071)           (70,004)
                                                                  ------------     -----------      ------------

Cash flows provided by (used in) financing activities:
     Payments of capital lease obligations and long-
         term debt                                                         --            (158)           (10,467)
     Net proceeds from issuance of stock and warrants                     129             375            198,343
     Other                                                                 --              --              3,519
                                                                  -----------      ----------       ------------
     Net cash provided by financing activities                            129             217            191,395
                                                                  -----------      ----------       ------------
Net increase (decrease) in cash and cash equivalents                   (9,308)        (12,385)            15,560
Cash and cash equivalents at beginning of period                       24,868          29,541                 --
                                                                  -----------      ----------       ------------

Cash and cash equivalents at end of period                        $    15,560      $   17,156       $     15,560
                                                                  ===========      ==========       ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                       $         6      $       12       $      2,405
     Capital lease obligations incurred for purchase
         of property and equipment                                         --              --              5,318
     Equipment deposits transferred to net
         property, plant and equipment                                     --              --              3,423
     Net property, plant and equipment transferred
         to assets held for sale                                           --              --              9,541


                See accompanying notes to consolidated financial statements.

                                 SOMATOGEN, INC.
                    (A Corporation in the Development Stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)


Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the Company's consolidated financial position as of December 31, 1997 and the consolidated results of operations and of cash flows for the three and six-month periods ended December 31, 1997 and 1996, and for the period from July 10, 1985 (inception) to December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The information set forth in the accompanying consolidated balance sheet as of June 30, 1997, has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         Interim results are not necessarily indicative of the results for the full year.


Note 2.  Strategic Alliance and Research and Development Arrangement

         In June 1994, the Company entered into a global strategic alliance (the "Alliance") with Eli Lilly and Company ("Lilly") to co-develop Optro, the Company's lead development compound. The Alliance was terminated in May 1997, at which time all rights to Optro reverted back to the Company, except the marketing rights to Optro in Scandinavia which Pharmacia & Upjohn Inc. received under its 1991 agreement with the Company. In accordance with the termination provision of the Alliance, the Company received a one-time termination payment of $6,000,000 in May 1997 and in July 1997, the Company and Lilly executed a revolving credit agreement which provides that the Company may borrow up to $8,000,000 from Lilly.


Note 3.  Net Loss Per Share

         Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per share as their effect is antidilutive.

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

         For the period from its inception to December 31, 1997, the Company incurred a cumulative net loss of $155,765,000. The operating loss for the remainder of fiscal 1998 is expected to remain relatively consistent with the level experienced during the six-month period ended December 31, 1997. However, the Company expects to incur substantial and increasing operating losses for the next several years as the Company's products will require significant additional research and development including extensive preclinical and clinical testing, before the Company will be able to apply for and obtain approval from the FDA or corresponding foreign authorities for any indication, if at all. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development, including Optro, will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to sell any products, that the products can be manufactured at an acceptable cost and with appropriate quality, or that any products, if and when approved, could be successfully marketed.

Results of Operations

         Revenue

         The Company did not recognize any revenue for the three or six-month periods ended December 31, 1997 or 1996.

         Operating Expenses

         Total operating expense decreased by 8% to $4,602,000 during the quarter ended December 31, 1997 from $4,999,000 for the comparable period in the previous fiscal year. For the six-month period ended December 31, 1997, total operating expense decreased by 9% to $9,175,000 from $10,061,000 for the comparable period in the previous fiscal year.

         Net research and development expense for the quarter ended December 31, 1997 decreased by 7% to $3,903,000 from $4,200,000 for the comparable period in the previous fiscal year. This decrease in net research and development expense was primarily due to lower personnel and laboratory supply expenditures, partially offset by a decrease in reimbursements from Eli Lilly and Company ("Lilly"). For the six-month period ended December 31, 1997, net research and development expense decreased by 7% to $7,653,000 from $8,252,000 for the comparable period in the previous fiscal year. This decrease was primarily due to lower personnel and laboratory supply expenditures, partially offset by an increase in clinical and preclinical trial expenditures and a decrease in reimbursements from Lilly.

         General, administrative and marketing expense decreased by 13% to $699,000 for the quarter ended December 31, 1997 from $799,000 for the comparable quarter in the previous fiscal year. This decrease was primarily due to lower personnel expense. For the six-month period ended December 31, 1997, general, administrative and marketing expense decreased by 16% to $1,522,000 from $1,809,000 for the comparable period in previous fiscal year. This decrease was primarily due to lower personnel, consulting and legal expenses.

         Interest and Other Income, Net

         Interest and other income increased to $706,000 for the quarter ended December 31, 1997 from $635,000 for the comparable period in the previous fiscal year. This increase was primarily due to an increase in other income recognized from a retroactive adjustment to a research and development agreement, partially offset by a decrease in interest income due to lower average investment balances. For the six-month period ended December 31, 1997, interest and other income decreased to $1,305,000 from $1,320,000 for the comparable period in the previous fiscal year. This decrease is a result of lower interest income due to lower average investment balances, partially offset by an increase in other income from a retroactive adjustment to a research and development agreement.

         Net Loss

         The net loss for the quarter ended December 31, 1997 was $3,896,000 (or $0.19 per share) compared to $4,364,000 (or $0.21 per share) for the same period in fiscal 1997. For the six-month periods ended December 31, 1997 and 1996, the net loss totaled $7,870,000 (or $0.38 per share) and $8,741,000 (or $0.42 per share), respectively.

Liquidity and Capital Resources

         Somatogen's operations to date have consumed substantial amounts of cash. During the remainder of fiscal 1998, negative cash flow from operations is expected to remain relatively comparable to the levels experienced during the six-month period ended December 31, 1997. However, negative cash flow from operations is expected to increase in subsequent fiscal years as the clinical studies for Optro increase in scope and the preclinical and clinical studies of new products are undertaken. Somatogen will need to raise significant additional funds in order to fund the Company's future operations and capital expenditures prior to commercialization of the Company's products. The Company has relied primarily on public and private offerings of equity and cost sharing and equity investments pursuant to the Lilly strategic alliance to fund its operations and upon equipment leasing arrangements to finance the acquisition of capital equipment for the Company's laboratory and pilot manufacturing facilities.

           At December 31, 1997 the Company had cash, cash equivalents and short-term investments of $36,638,000. The Company's cash, cash equivalents and short-term investments decreased approximately $7,388,000 during the six-month period ended December 31, 1997. This decrease was primarily a result of the use of cash for operations.

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

         Land and building related to manufacturing facilities and the related manufacturing equipment aggregating $5,758,000 are classified in Somatogen's balance sheet as assets held for sale. During the six-month period ended December 31, 1997, the Company realized approximately $171,000 in proceeds from the sale of assets held for sale. The Company believes the aggregate carrying value of all assets held for sale approximates the assets' net realizable value; however, the Company continues to monitor estimated realizable values on a quarterly basis. There can be no assurances that the Company will realize the aggregate carrying value of assets held for sale. Proceeds from such asset sales are being used for general corporate purposes.

         The Company historically has leased a significant portion of the equipment used in its laboratory and pilot manufacturing facilities. As of December 31, 1997, the Company had aggregate future operating lease obligations of approximately $2,013,000, which excludes approximately $116,000 related to operating leases which were renewed and converted into capital leases effective January 1, 1998. There were no capital lease obligations as of December 31, 1997; however, effective January 1, 1998, certain operating leases were renewed and converted into capital leases with minimum lease payments aggregating $597,000. The Company spent $580,000 during the six-month period ended December 31, 1997 for the purchase of capital equipment and leasehold improvements.

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

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Company's annual meeting of stockholders, which was held on October 28, 1997, the Company's stockholders elected the following seven persons as directors, each to serve until the next annual meeting of stockholders or until his/her successor is elected and qualified: Andre de Bruin, Bernadine Healy, Carlos A. Ferrer, Gene
             I. Miller, George B. Rathmann, Jack W. Schuler and Ralph Snyderman.

             The following votes were cast by the stockholders with respect to the election of directors named in the Proxy Statement:

                                         Shares               Shares Voted
                  Director              Voted For           Against/Withheld
             Andre de Bruin            17,338,437                176,458
             Carlos A. Ferrer          17,338,795                176,100
             Bernadine Healy           17,339,325                175,570
             Gene I. Miller            17,338,481                176,414
             George B. Rathmann        17,339,326                175,569
             Jack W. Schuler           17,339,726                175,169
             Ralph Snyderman           17,339,425                175,470

             The stockholders also approved an amendment to the Company's Non-Employee Director Stock Option Plan ("Directors' Plan"), to increase the aggregate number of shares of Common Stock authorized for issuance under the Directors' Plan by 200,000 shares, to increase the non-discretionary option grants under the Directors' Plan, to accelerate the vesting of options granted under the Directors' Plan upon certain changes in control of the Company, and to incorporate a directors' deferred fee option grant provision. Voting in favor were 16,533,691, opposed were 852,619, abstaining were 128,585 and broker non-votes were zero.

             The stockholders also ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1998. Voting in favor were 17,349,093, opposed were 117,039, abstaining were 48,763 and broker non-votes were zero.

Item 6.      Exhibits and Reports on Form 8-K

             a)  Exhibits

                 27.1 - Financial Data Schedule (submitted to the SEC only in electronic format).

             b)  Reports on Form 8-K

                 None

                                 SOMATOGEN, INC.
                                   SIGNATURES


         The financial information furnished herein has not been audited by independent accountants; however, in the opinion of management all adjustments necessary for a fair presentation for the three and six-month periods ended December 31, 1997 and 1996, have been included.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    January 21, 1998           SOMATOGEN, INC.


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